Form 10-K405
period 1998-12-31
ANTHONY CRANE RENTAL HOLDINGS LP
filed 1999-03-31
CIK 1070316

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                               ----------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          Commission file number:

                               ----------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

             PENNSYLVANIA                            25-1814367
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                            1165 Camp Hollow Road,
                       West Mifflin, Pennsylvania 15122
                   (Address of Principal Executive Offices)
                                (412) 469-3700
             (Registrant's Telephone Number, Including Area Code)
                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  Aggregate market value of voting partnership interests held by non-affiliates as of March 31, 1999 not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[X]

  Number of common partnership interests outstanding as of March 31, 1999:

                Class L Common Partnership Interests: 456 units
               Class A Common Partnership Interests: 4,100 units

  Documents incorporated by reference: None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                                                  Page
----                                                                                                  ----
                                                  PART I
1.            Business...............................................................................   1
2.            Properties.............................................................................   5
3.            Legal Proceedings......................................................................   6
4.            Submission of Matters to a Vote of Security Holders....................................   7
                                                 PART II
5.            Market for Registrant's Common Equity and Related Stockholder Matters..................   7
6.            Selected Financial Data................................................................   8
7.            Management's Discussion and Analysis of Financial Condition and Results of Operations..   9
8.            Financial Statements and Supplementary Data............................................  17
9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  39
                                                 PART III
10.           Directors and Executive Officers of the Registrant.....................................  39
11.           Executive Compensation.................................................................  41
12.           Security Ownership of Certain Beneficial Owners and Management.........................  43
13.           Certain Relationships and Related Transactions.........................................  44
                                                 PART IV
14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  46

  Unless otherwise indicated, the terms "Anthony Crane Rental", "Holdings", "ACR" and "the Company" refer collectively to Anthony Crane Rental Holdings, L.P., and its subsidiaries.

  Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects", "the Company anticipates", "the Company believes", "the Company estimates", and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under item 1--Business.

                                    PART I

ITEM 1. Business

  Partnership interests of Anthony Crane Rental, L.P. (the "Company" or "ACR") and investment in the capital stock of AC Holdings Corp. account for all of the assets of Anthony Crane Rental Holdings, L.P. ("Holdings"). Holdings conducts all of its business through the Company.

  The Company is the largest provider of comprehensive crane and lifting equipment rentals and services in North America. The Company believes, based on the number and widespread location of its yards, that it is the only national crane rental company in the highly fragmented U.S. crane rental industry. The Company has a network of 25 crane rental yards that provide services to over 8,000 customers in 34 states and the Caribbean. The Company owns approximately 2,400 pieces of lifting equipment, ranging from 1,000-ton mobile cranes to two-person aerial work platforms. The Company believes that its crane fleet represented approximately 15% of the total U.S. crane rental fleet in 1998. While its primary business is the rental of crane and lifting equipment, approximately 11% of the Company's 1998 revenues were derived from sales of new and used equipment. The Company has achieved 32 consecutive years of revenue growth and compound annual growth rates of revenues and EBITDA (as defined) from 1993 to 1998 of 23.1% and 21.1%, respectively.

  The Company has four subsidiaries. Two of the Company's subsidiaries, Anthony Sales & Leasing, L.P. , and Anthony International, L.P. conduct business solely in the Virgin Islands under the terms of a contract with a single customer. The principal activities of these entities is the rental of cranes and lifting equipment and the providing of labor services for the operation, management and maintenance of the equipment. The other two subsidiaries, Anthony Crane International Equipment Services Corporation and Anthony Crane Sales and Leasing Corporation have no assets or operations, and their sole purpose of existence was to facilitate issuance of notes.

  ACR was founded by Ray G. Anthony, who entered the crane rental business in 1966 when he took over the family business, a small scrap yard south of Pittsburgh. Mr. Anthony initially purchased a crane to facilitate moving scrap metal, and shortly thereafter began receiving calls from parties interested in renting the crane. As such calls became more frequent, Mr. Anthony purchased additional cranes and incorporated Anthony Crane Rental, Inc., in 1973. Since that time, the Company has grown largely through controlled and disciplined geographic expansion.

  The Company has grown by pursuing an operating philosophy focused on serving the crane and lifting needs of industrial customers in the petrochemical, paper, steel, utility, mining and multiple other industries. These industrial customers, which accounted for approximately 70% of the Company's 1998 rental revenues, frequently rent cranes for regularly scheduled, non-deferrable plant maintenance activities. These projects can require up to 100 cranes of varying sizes at any one time and are often extremely time-sensitive, because they interrupt plant operations. The Company has also been successful in serving the needs of construction contractors, which accounted for approximately 30% of 1998 rental revenues. These construction customers rent cranes primarily for large, long-term public infrastructure and commercial construction projects, which are generally not deferred once started.

Recapitalization

  On June 1, 1998, the Company entered into a recapitalization agreement with Bain/ACR, LLC. ("Bain"), pursuant to which Bain and certain members of senior management of the Company (collectively the "Equity Investors") indirectly acquired an 82% ownership interest in Holdings (the "Recapitalization"). Following the Recapitalization, Holdings has a 99% ownership interest in the Company. Effective July 22, 1998, the Recapitalization was consummated and the Company incurred new debt obligations, repaid its outstanding senior notes and credit agreement obligations, restructured certain of its outstanding Company interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the Predecessor Partners.

  The Recapitalization was funded by: (i) a notes offering by the Company consisting of $155 million of 10 3/8% Senior Notes due 2008 (the "Senior Notes"); (ii) a discount debenture offering by Holdings with proceeds of $25 million consisting of 13 3/8% Senior Discount Debentures due 2009 (the "Discount Debentures"); and (iii) $125 million of borrowings under a new revolving credit facility and $50 million of borrowings under a term loan facility (together defined as the "Senior Credit Facilities"). In addition, as part of the Recapitalization consideration, Holdings distributed $22.5 million of Senior Preferred Units to the Predecessor Partners.

Crane Rentals

  ACR is headquartered in West Mifflin, Pennsylvania and organized into four regions: Northeast (based in Pittsburgh, PA), Southeast (based in Atlanta,
GA), Central (based in Beaumont, TX), and West (based in Phoenix, AZ). Each of these regions is headed by a regional manager who supervises five to eight yards and oversees the movement of equipment within and across regions. These managers have responsibility for sales and profitability for an individual region and for the Company as a whole and receive bonuses for local, regional and company-wide performance. This cooperative management style is intended to ensure proper fleet deployment and optimal utilization on a company-wide basis. Additionally, regional managers are responsible for locating promising growth opportunities, new national customers and new yard sites in their respective regions. The Company's regional managers average over 27 years of crane rental experience.

  Each yard serves an area within a radius of approximately 150 miles. Depending on its size, each yard utilizes 20 to 40 skilled crane operators who have undergone an intensive four-year training and apprenticeship program to develop their expertise. The majority of these operators are used on an as-needed basis, which provides ACR with a significant degree of operational and financial flexibility. In addition, each yard is supervised by its respective regional manager and staffed with a yard Manager, Crane Specialist, Dispatcher, two to four sales people, an in-house maintenance department and a small financial and administrative staff. The Yard Manager oversees the day-to-day management of equipment, employees and local customers and approves all pricing decisions.

  Throughout its history, the Company has continually reviewed its options to expand both within and across regions by adding new yards, often at the initial request of one of its existing customers. ACR evaluates these opportunities, applying financial and market-related criteria, and if appropriate, enters a market through a single yard. As the Company gains new customers in this market, it continues to build the size of its fleet. This initial yard then serves its market and adjoining markets until the Company develops a sufficient revenue base to support further expansion, at which point ACR opens a new yard in a contiguous market. ACR has used this disciplined expansion strategy to expand regionally into the Southeast and Central regions, and more recently to enter the West region.

  Fleet management, which is the process of purchasing, dispatching, maintaining and selling rental equipment, is one of the most critical operational elements for crane rental companies. As part of its fleet management program, the Company monitors utilization on a crane-by-crane basis, using a tracking system that indicates, by yard, the number of cranes currently utilized or reserved and the number and types of cranes available. The Company's fleet management program facilitates decisions regarding: (i) asset mix at individual yards; (ii) movements of equipment on an intra-regional and inter-regional basis; and (iii) relocation and divestiture of underperforming assets.

Crane Sales

  While the majority of its revenues result from crane rentals and services, the Company engages in two forms of crane sales and has a dedicated staff focused on maximizing returns in this business. First, the Company purchases cranes directly from manufacturers and acts as a dealer in sales to third parties, which has historically generated a relatively small percentage of the Company's total revenues (5.3%) in 1998. As a dealer and the largest non-government crane purchaser in the United States, the Company benefits from both wholesale and volume-driven purchase discounts. Additionally, by participating in the new crane sales business, the Company has access to up-to-date crane market and product information, which aids ACR in marketing its used equipment and in advising its rental customers regarding equipment selection.

  Second, the Company's proactive fleet management program is designed to match the Company's rental product offerings with regional market demand. As part of this program, once management determines that a piece of equipment is being underutilized in a particular yard, the equipment is either relocated to achieve higher utilization rates or sold. The Company's preventative maintenance programs and its knowledge of the global market for crane sales allow it to generate consistent average returns on sales of used equipment to both domestic and international purchasers. For example, from 1994 to 1998, ACR sold its used equipment for an average of greater than 90% of its original cost. The Company has historically reinvested these sales proceeds in new equipment selected to meet customer demand and maintain optimal fleet mix.

Customers, Sales and Marketing

  The Company's customer base consists of over 8,000 customers in 34 states and the Caribbean. Examples of the Company's key customers include: Hess Oil, USX Corp., Mobil Corp., Huntsman Corp., Florida Power and Light Co., International Paper Co., Proctor & Gamble Co. and Bayer AG.

  Over 60% of the Company's rental revenues are derived from customers who rent cranes on an operated and maintained basis, which means that the rentals include an experienced operator. These types of rentals also tend to include value-added services, such as the services of a Crane Specialist who provides equipment recommendations and specifications for a potential lift. The remainder of ACR's rental revenues are on a bare basis (i.e., without an operator). Additionally, approximately 75% of ACR's rentals are for greater than one month, with the majority lasting for two to four months.

  In 1998, approximately 70% of the Company's rental revenues were derived from industrial customers. The Company believes that its industrial customer base provides stable demand for crane rentals, as such customers tend to require a certain level of predictable and necessary plant maintenance regardless of economic conditions. Approximately 30% of the Company's rental revenues in 1998 were from construction contractors, who primarily utilize cranes for public infrastructure and commercial construction for a wide variety of industries. These construction projects tend to be large, long-term projects that generally demand value-added services and lifting expertise, and which are generally not deferred once started.

  The Company believes its diverse customer base mitigates the impact of an economic downturn related to a particular customer, industry or geographic region. Management estimates that in 1998, of the specific end-user groups for which it records such data, no single industry accounted for over 13% of rental revenues. In 1998, no single customer accounted for over 2% of rental revenues, except for one industrial customer who represented 6% of rental revenues and for whom the Company provides fleet management services under the terms of an exclusive contract. The Company's customer base is also diversified by geography, which helps to insulate the Company from regional economic downturns and seasonality and enables ACR to optimize fleet utilization as equipment can be moved in response to fluctuations in demand across ACR's markets. No single region accounted for greater than 26% of the Company's 1998 rental revenues.

  The Company has created and continues to develop its diverse and extensive customer base through a proactive marketing strategy. The Company employs an experienced staff of over 70 full-time sales personnel to reach new customers and maintain existing relationships. ACR believes that its marketing approach fosters long-term, multi-location crane rental relationships, and enables the Company to drive market share gains and consolidate its position as the number one choice in crane rental services. This strategy differs from those of the Company's smaller local and regional competitors, whose marketing efforts have traditionally been limited to yellow pages and other print advertising which typically attracts sporadic and smaller users of cranes and lifting services.

Competition

  The crane rental industry is highly fragmented and is served by a distinct set of companies who focus almost exclusively on crane and lifting equipment rental. ACR generally competes with a small number of regional crane rental companies (who typically own less than 200 cranes) and hundreds of local crane rental companies (who typically own less than 50 cranes). Management believes that general equipment rental companies have not significantly participated in the crane rental market because they are less able to meet the broad needs of crane rental customers for several reasons, including: (i) the high levels of expertise and commitment required to provide a full range of value-added lifting services, such as highly qualified, well trained operators and lift planning; (ii) the substantial amount of capital dedicated to cranes and lifting equipment required to provide the fleet size and selection necessary to meet the broad demands of larger customers; and (iii) the significant maintenance programs required to ensure equipment reliability and safety.

Equipment

  The Company has a total of approximately 4,300 pieces of equipment, of which approximately 2,400 pieces are comprised of cranes and lifting equipment, with the remainder comprised of support vehicles (including tractors, trailers and mechanics' vehicles). As of December 31, 1998, the original cost of the Company's equipment, in the aggregate, was greater than $406 million. ACR is the largest non-government purchaser of cranes in North America and consequently benefits from volume-driven purchase discounts. The large scale of the Company's fleet, in conjunction with its broad geographic coverage and customer base, allow it to purchase specialized, often expensive equipment that smaller competitors or individual crane users could not justify.

Employees

  As of December 31, 1998, the Company had 687 full time employees. Approximately 30 employees were employed at the corporate headquarters in West Mifflin, Pennsylvania and were involved in administrative functions. The remaining employees were located at ACR's various operating yards and were engaged in management, sales and marketing, maintenance and administrative functions. In addition, as of December 31, 1998, the Company contracted with approximately 760 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 1998, approximately 15% of the Company's full time employees were unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good.

  The Company believes that its employees are an invaluable source of industry expertise. ACR's ability to draw upon the vast experience of its employees enables the Company to provide extensive, value-added services. In-house training ensures that ACR's operators are at the forefront of industry best practices and are able to operate the best available equipment in a safe, efficient manner. The Company's employees and operators also provide ACR with substantial market data, which contributes to more efficient fleet utilization and consequently stronger financial results.

ITEM 2. Properties

  The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 1998:

                                         Facility
                                          Square                     Owned or
Location                           Acres Footage      Purpose         Leased
---------                          ----- --------     -------        --------
California
 Fontana..........................  5.0    7,200  Regional Office     Leased
 Richmond.........................  5.3   12,000  Regional Office     Owned
 San Diego........................  4.3    6,000  Regional Office     Leased
 Wilmington.......................  6.4   26,420  Regional Office     Owned
Arizona
 Phoenix..........................  8.7   33,800  Regional Office     Owned
Texas
 Beaumont.........................  8.8   21,000  Regional Office     Owned
 Dallas...........................  3.1    5,380  Regional Office     Owned
 Jacinto Port..................... 13.2   20,720  Maintenance         Owned
 La Porte.........................  5.4    9,940  Regional Office     Owned
 North Houston....................  3.6   18,000  Regional Office     Owned
Louisiana
 West Lake........................  6.5   21,962  Regional Office     Owned
North Carolina
 Charlotte........................  1.5      500  Regional Office     Leased
South Carolina
 Columbia.........................  4.5   16,800  Regional Office     Owned
Georgia
 Atlanta.......................... 32.0   34,884  Regional Office     Owned
 Augusta.......................... 12.6   12,556  Regional Office     Owned
 Savannah......................... 14.9   26,390  Regional Office     Owned
Florida
 Miami............................  2.1      160  Regional Office     Leased
 Pompano..........................  3.4   15,440  Regional Office     Owned
 West Palm Beach..................  3.0   15,100  Regional Office     Leased
U.S. Virgin Islands
 St. Croix........................  N/A      N/A  Contract Office Cust. Facility
Pennsylvania
 Mercer........................... 17.6   18,050  Regional Office     Owned
 Monroeville......................  5.9   39,100  Regional Office     Owned
 Philadelphia.....................  8.0   19,350  Regional Office     Owned
 West Mifflin (Pittsburgh)........ 28.5   45,760  Corp. & Reg.        Owned
                                                   Offices
West Virginia
 Nitro (Charleston)...............  5.8   29,220  Regional Office     Owned

  To the extent any such properties are leased, the Company expects to be able to renew such leases or lease comparable facilities on terms commercially acceptable to the Company. Management believes that the Company's facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

ITEM 3. Legal Proceedings

  The Company is the defendant in a lawsuit by its former insurance carrier who has asserted a claim for premiums allegedly due on a contract of insurance in the amount of approximately $455,000. The Company has denied any liability and intends to vigorously defend the claim.

  Additionally, the Company is the defendant in a lawsuit asserting breach of contract and tort claims arising out of allegations the Company did not timely deliver certain used equipment that the customer contracted to buy from the Company. The Company has denied any liability and intends to vigorously defend the claims.

  The Company is also the defendant in a lawsuit resulting from negotiations in connection with a proposed acquisition in which the potential seller is seeking contractual damages in the amount of $3 million plus other consequential damages that may be proved at trial for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. The Company has denied any liability and intends to vigorously defend the claims.

  The Company is a party to a number of other lawsuits and claims arising out of the usual course of business.

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the Predecessor Partners, as described below.

Environmental, Health and Safety Matters

  The Company and its operations are subject to federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing petroleum storage, waste water discharge, underground storage tanks, hazardous chemical reporting and hazardous waste disposal. Based upon the findings of an environmental assessment conducted in connection with the Recapitalization, the Company believes it is in material compliance with such requirements. The Company spent approximately $100,000 in 1998 to close and upgrade certain underground storage tanks to comply with the U.S. EPA 1998 deadline for attaining certain technical standards for such tanks. The Company does not anticipate any material capital expenditures in 1999 for environmental controls. The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require additional expenditures by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Like all businesses, the Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. While management is not aware of any current matters, there is no assurance that the Company will not be subject to such matters in the future, and the amount of such liability could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is currently investigating and delineating soil and groundwater contamination at its Savannah, Georgia location that resulted from former gasoline underground storage tanks that were removed in 1994. These activities are being conducted under the oversight of the Georgia Department of Natural Resources. Following delineation, either active remediation or continued monitoring of contamination will likely be required. The cost of such work is not yet known, but the Company expects that it will receive reimbursement for such costs from the Georgia Underground Storage Tank Trust Fund. To date, the Company has been approved for reimbursement for $80,000 to delineate the contamination. The reimbursement limit under the Trust Fund is $1 million. The Company believes that it is unlikely that its costs will exceed the reimbursement limit.

Recapitalization

  In connection with the Recapitalization, the Predecessor Partners have agreed to indemnify the Company for matters that breach the certain representations and warranties set forth in the Recapitalization Agreement. Such indemnification is limited to claims submitted within four years following the Recapitalization, subject to a $1.6 million deductible and a $16 million cap, when aggregated with other indemnified matters. There can be no assurance that the Predecessor Partners will have the ability to fulfill their indemnification obligations if called upon to do so by the Company.

  In addition, the Recapitalization Agreement provided for an adjustment of the distribution made to the Predecessor Partners based on consolidated net worth (as defined in the Recapitalization Agreement), as of the closing date. The amount of the adjustment has not yet been determined.

Sales and Use Tax

  The Company is currently under audit for certain state and local sales and use tax liabilities and has received a proposed assessment from a local taxing authority in the amount of $8.6 million. Upon review of the assessment, management has identified a significant amount that it believes was calculated by assessing duplicate tax on specific cranes. The Company has recorded a liability of approximately $3.2 million at December 31, 1998 for such tax liabilities. Management is presently negotiating its liability with the respective local taxing authority and believes there is a reasonable possibility that the final tax assessment may exceed the amount presently recorded.

ITEM 4. Submission of Matters to a Vote of Security Holders

  During the year ended December 31, 1998, no matter was submitted to a vote of the security holders of the Company.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not applicable.

ITEM 6. Selected Financial Data

  Summary Consolidated Financial Information and Other Data

                                       Years ended December 31,
                             --------------------------------------------------
                               1994      1995      1996      1997        1998
                             --------  --------  --------  --------    --------
                                        (Amounts in thousands)
Statement of Income Data:
Revenues:
  Equipment rentals........  $ 85,369  $106,593  $128,161  $156,408    $183,684
  Equipment sales..........     7,762     9,419    19,444    27,400      22,975
                             --------  --------  --------  --------    --------
Total revenues.............    93,131   116,012   147,605   183,808     206,659
Cost of revenues:
  Cost of equipment
   rentals.................    50,908    62,533    78,049    97,036     110,629
  Cost of equipment sales..     5,206     7,039    13,643    15,541      18,920
                             --------  --------  --------  --------    --------
Total cost of revenues.....    56,114    69,572    91,692   112,577     129,549
Gross profit...............    37,017    46,440    55,913    71,231      77,110
Selling, general and
 administrative expenses...    20,567    23,351    29,211    35,111      40,534
                             --------  --------  --------  --------    --------
Income from operations.....    16,450    23,089    26,702    36,120      36,576
Interest expense...........     6,281     8,482    10,873    13,962      27,738
Other (income) expense.....         6      (104)      (69)   (1,739)       (104)
                             --------  --------  --------  --------    --------
Income before extraordinary
 item and taxes............    10,163    14,711    15,898    23,897       8,942
Provision (benefit) for
 state taxes...............       154       583      (102)       96         220
                             --------  --------  --------  --------    --------
Income before extraordinary
 item......................    10,009    14,128    16,000    23,801       8,722
Extraordinary item.........        --        --        --        --      15,811
                             --------  --------  --------  --------    --------
Net income (loss)..........  $ 10,009  $ 14,128  $ 16,000  $ 23,801(1) ($ 7,089)
                             ========  ========  ========  ========    ========
Other Data:
Net cash provided by
 operating activities......  $ 22,410  $ 27,695  $ 32,411  $ 30,697    $ 35,133
Net cash used by investing
 activities................   (40,938)  (36,907)  (56,349)  (66,976)    (85,089)
Net cash provided by
 financing activities......    11,013     8,722    26,370    32,066      51,214
Ratio of earnings to fixed
 charges (2)...............      2.6x      2.7x      2.4x      2.5x        1.3x
EBITDA (3).................    28,724    38,922    44,836    47,365      60,557
Total depreciation and
 amortization (4)..........    14,408    17,653    22,061    21,904(1)   26,785
Net gains on sales of used
 rental equipment..........     2,134     1,820     3,926    10,659       2,804
Total capital
 expenditures..............    42,496    45,241    82,673    92,167     115,512
Original cost of property
 and equipment.............   197,264   238,544   295,405   361,772     445,790
Original cost of rental
 equipment.................   174,090   201,972   248,406   295,297     376,919
Balance Sheet Data:
Cash and cash equivalents..  $  6,646  $  6,156  $  8,588  $  4,375    $  5,633
Total assets...............   164,576   196,053   241,239   306,928     392,192
Total debt.................    94,427   108,000   140,000   185,961     380,427
Total liabilities..........   100,444   115,908   150,378   205,512     408,997
Total partners' capital
 (deficit).................    64,132    80,145    90,861   101,416     (16,805)

--------
(1) Reflects the decrease in depreciation of $5.7 million for the year ended December 31, 1997 for the revision in estimated salvage values used for depreciating certain rental equipment.
(2) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represents income before taxes plus fixed charges. "Fixed charges" consist of interest expense, amortization of deferred financing costs and the component of rental expense that management believes is representative of the interest component of rental expense.
(3) EBITDA represents income from operations less the net gain on sales of used rental equipment plus depreciation and amortization. EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP"), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Holdings' measure of EBITDA may not be comparable to those reported by other companies.
(4)  Excludes amortization of deferred financing fees.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the more detailed information and the historical financial statements, including notes thereto, appearing elsewhere in this Form 10-K.

Overview

  The Company is the largest crane rental company in North America. The Company's primary source of revenue is the rental of cranes and lifting equipment for a variety of applications, most of which involve industrial repair and maintenance activity. Over the past thirty-two years, the Company has grown by pursuing an operating philosophy focused on the crane and lifting equipment needs of industrial companies in the petrochemical, paper, steel, utility, mining and other industries, and major non-residential construction contractors. In addition to its primary business of renting equipment, the Company also derives revenue from the sales of new equipment as a dealer for selected manufacturers and used equipment as part of its fleet management program. Equipment sales can fluctuate based on the Company's fleet management program and market conditions. Fleet management, which is the process of purchasing, dispatching, maintaining and selling rental equipment, is one of the most critical operational elements for crane rental companies. The Company's revenues are dependent on several factors, including demand for rental equipment, the amount of equipment available for rent, rental rates and general economic conditions.

  The Company's revenues have increased by 183.4% over the past five years, and have increased in each of the past 32 years. Equipment rental revenues increased by more than 17% in each of the last five years. Since 1995, the Company has grown by expanding its existing yards, opening new yards and acquiring other crane rental companies. Typically, costs associated with the opening of new yards or the purchases of new equipment are incurred up to 12 months prior to realizing the full benefit of the revenue stream generated by such yards or equipment.

  The Company is a limited partnership organized under the laws of Pennsylvania, as a result of which (i) the Company is not itself subject to federal and certain state (except for Texas) income tax; (ii) the taxable income of the Company's businesses in the United States will be allocated to the equity holders of Holdings; and (iii) such equity holders will be responsible for income taxes on such taxable income. The Company intends to make distributions to equity holders of Holdings to enable them to meet their tax obligations with respect to income allocated to them by the Company.

  Effective July 22, 1998, the Company completed a recapitalization whereby the Company incurred new debt obligations, repaid its outstanding senior notes and credit agreement obligations, restructured certain partnership interests and distributed cash and property to the Predecessor Partners.

Results of Operations

 Year ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Equipment Rental Revenues. Revenues from equipment rentals increased $27.3 million, or 17.4%, to $183.7 million for the year ended December 31, 1998 as compared to $156.4 million for the year ended December 31, 1997. This increase was largely due to the continued growth at the Company's existing yards, reflecting the impact of the equipment purchased in 1997 and 1998 and the start up of six rental yards opened in 1997, including three operations in California which are beginning to reach targeted operating levels.

  Equipment Sales. Revenues from equipment sales decreased $4.4 million, or 16.1%, to $23.0 million for the year ended December 31, 1998 as compared to $27.4 million for the year ended December 31, 1997. The majority of this decrease was attributable to the Company's decision to reduce sales of used equipment in connection with its fleet management program.

  Total Revenues. Based on the foregoing, total revenues increased $22.9 million, or 12.4%, to $206.7 million for the year ended December 31, 1998 as compared to $183.8 million for the year ended December 31, 1997.

  Gross Profit. Gross profit from equipment rentals increased $13.7 million, or 23.0%, to $73.1 million for the year ended December 31, 1998 as compared to $59.4 million for the year ended December 31, 1997. This increase was primarily the result of the increased equipment rental revenues as previously discussed, offset in part by an increase in direct operating expenses primarily associated with the rental yards opened during 1997. As a percent of equipment rental revenues, gross profit from equipment rentals increased to 39.8% for the year ended December 31, 1998 as compared to 38.0% for the year ended December 31, 1997. This increase in gross profit margin is primarily attributable to (i) improved profitability of the rental yards opened in 1997 as a result of better equipment utilization and (ii) management's efforts to maintain and control costs.

  Gross profit from equipment sales decreased $7.8 million, or 65.8%, to $4.1 million for the year ended December 31, 1998 as compared to $11.9 million for the year ended December 31, 1997. As a percent of equipment sales revenues, gross profit declined to 17.6% for the year ended December 31, 1998 as compared to 43.3% for the year ended December 31, 1997. The gross profit and gross margin percentage decreases were due to the Company's decision to sell a lesser amount of used rental equipment under its fleet management program during the year ended December 31, 1998 compared to the year ended December 31, 1997, coupled with the unusually large margins obtained on the sale of certain cranes in the year ended December 31, 1997.

  Based on the foregoing, total gross profit increased $5.9 million, or 8.3%, to $77.1 million for the year ended December 31, 1998 compared to $71.2 million for the year ended December 31, 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.4 million, or 15.4%, to $40.5 million for the year ended December 31, 1998 compared to $35.1 million for the year ended December 31, 1997. This increase is primarily attributable to an increase in salaries and wages and related benefit costs associated with the new yards opened during 1997. As a percent of total revenues, selling, general and administrative expenses remained relatively consistent, equaling 19.6% for the year ended December 31, 1998 as compared to 19.1% for the year ended December 31, 1997. Based upon the Company's historical experience, a new location tends to incur costs during the early period of operations without the benefit of the revenue stream representative of a mature location. As new locations mature, selling, general and administrative expenses as a percent of revenues are expected to decline.

  Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA (as defined to exclude net gains on sales of used equipment) increased $13.2 million, or 27.9%, to $60.6 million for the year ended December 31, 1998, compared to $47.4 million for the year ended December 31, 1997. EBITDA from equipment rentals (as defined to represent revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $13.1 million, or 28.5%, to $59.3 million for the year ended December 31, 1998, compared to $46.2 million for the year ended December 31, 1997. As a percent of rental revenues, EBITDA from rental operations increased to 32.3% for the year ended December 31, 1998, compared to 29.5% for the year ended December 31, 1997. This increase is primarily due to the equipment rental revenues factors discussed above.

  Interest Expense. Interest expense increased $13.8 million, or 98.7%, to $27.7 million for the year ended December 31, 1998 compared to $14.0 million for the year ended December 31, 1997. This increase reflects the higher level of borrowings outstanding attributable to the Company's recapitalization transaction consummated in July 1998 as well as the Company's continued investment in rental equipment and the opening of new yards.

  Other Income. Other income decreased $1.6 million, or 94.0%, to $0.1 million for the year ended December 31, 1998 as compared to $1.7 million for the year ended December 31, 1997. This decrease is primarily attributable to the sale of property in December 1997 which generated income of approximately $1.4 million. No such sale of property occurred during 1998.

  Extraordinary Items. In connection with the recapitalization transaction consummated in July 1998, the Company recorded a one-time charge of $15.8 million primarily resulting from penalties associated with the prepayment of the Company's old debt.

  Net (Loss) Income. Net Income decreased $30.9 million, or 129.8%, to a net loss of $7.1 million for the year ended December 31, 1998, compared to net income of $23.8 million for the year ended December 31, 1997 as a result of the factors discussed above.

 Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

  Equipment Rental Revenues. Revenues from equipment rentals increased $28.2 million, or 22.0%, to $156.4 million for the year ended December 31, 1997, compared to $128.2 million for the year ended December 31, 1996. This increase was largely due to the continued growth at the Company's existing rental yards as well as a result of new rental equipment purchased in 1997, rental equipment purchased in 1996 becoming more fully utilized and the start-up of six rental yards, including three yards in California.

  Equipment Sales. Revenues from equipment sales increased $8.0 million, or 40.9%, to $27.4 million for the year ended December 31, 1997 as compared to $19.4 million for the year ended December 31, 1996. This increase was primarily attributable to significantly higher levels of activity in the Company's fleet management program through upgrading the fleet and selling older and under-utilized cranes.

  Total Revenues. Based on the foregoing, total revenues for the year ended December 31, 1997 increased $36.2 million, to $183.8 million as compared to revenues of $147.6 million for the prior year.

  Gross Profit. Gross profit from equipment rentals increased $9.3 million, or 18.5%, to $59.4 million for the year ended December 31, 1997 as compared to $50.1 million for the year ended December 31, 1996. The increase in gross profit from equipment rentals was a result of the increased revenues as previously discussed, offset in part by an increase in direct operating expenses, primarily attributable to equipment lease expense (relating to a sale/leaseback transaction in December 1996) of $3.2 million, or 2.0% of total equipment rental revenues, as well as new yards opened in 1997. Gross profit from equipment rentals was also impacted by the Company's decision in 1997 to revise its estimate of the salvage values used for depreciating certain rental equipment, which had the effect of improving gross profit by $5.7 million, offset in part by an increase in depreciation expense of $5.4 million as a result of the significant capital expenditures incurred in 1997 and 1996. As a percent of equipment rental revenues, gross profit decreased to 38.0% for the year ended December 31, 1997 from 39.1% for the year ended December 31, 1996. This decrease was primarily attributable to the factors discussed above.

  Gross profit from equipment sales increased $6.1 million, or 104.4%, to $11.9 million for the year ended December 31, 1997 as compared to $5.8 million for the year ended December 31, 1996. As a percent of equipment sales revenues, gross profit increased to 43.3% for the year ended December 31, 1997, from 29.8% for the year ended December 31, 1996. These increases were attributable to the increased equipment sales revenues as previously discussed, as well as the unusually high margins earned on certain equipment sales during 1997.

  Based on the foregoing, total gross profit increased $15.3 million, or 27.4%, to $71.2 million for the year ended December 31, 1997 as compared to $55.9 million for the year ended December 31, 1996.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.9 million, or 20.2%, to $35.1 million for the year ended December 31, 1997 compared to $29.2 million for the year ended December 31, 1996. This increase was primarily attributable to increased salaries and wages and employee benefits associated with the new yards opened during 1997. As a percent of total revenues, selling, general and administrative expenses decreased to 19.1% of total revenues for the year ended December 31, 1997 as compared to 19.8% of total revenues for the year ended December 31, 1996. The decrease in selling, general and administrative expenses as a percent of total revenues was largely due to the significant increase in revenues from equipment sales during 1997. As a percent of equipment rental revenues, selling, general and administrative expenses decreased to 22.4% for the year ended December 31, 1997 as compared to 22.8% for the year ended December 31, 1996.

  Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA (as defined to exclude net gains on sales of used equipment) increased $2.6 million, or 5.6%, to $47.4 million for the year ended December 31, 1997 as compared to $44.8 million for the year ended December 31, 1996. EBITDA from equipment rentals, (as defined to represent revenues from equipment rentals, less costs of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $3.2 million, or 7.5%, to $46.2 million for the year ended December 31, 1997 as compared to $43.0 million for the year ended December 31, 1996. These increases were primarily attributable to the increase in rental revenues, as previously discussed. As a percent of rental revenues, EBITDA from equipment rentals decreased to 29.5% for the year ended December 31, 1997 as compared to 33.5% for the year ended December 31, 1996. This decrease was primarily attributable to the increase in equipment lease expense as a result of a sale/leaseback transaction in December 1996, as well as the new rental yards opened in 1997.

  Interest Expense. Interest expense increased $3.1 million, or 28.4%, to $14.0 million for the year ended December 31, 1997 as compared to $10.9 million for the year ended December 31, 1996. This increase reflected the higher level of borrowings outstanding attributable to the Company's continued investment in rental equipment and the new rental yards opened during 1997.

  Other Income. Other income increased $1.6 million to $1.7 million for the year ended December 31, 1997 as compared to $0.1 million for the year ended December 31, 1996. This increase was primarily the result of a gain on the sale of property purchased for resale by the Company.

  Net Income. Net income increased $7.8 million, or 48.8%, to $23.8 million for the year ended December 31, 1997 as compared to $16.0 million for the year ended December 31, 1996. This increase reflected the factors discussed above.

Liquidity and Capital Resources

  During the years ended December 31, 1998, 1997, and 1996, the Company's primary sources of funds consisted of net cash provided by operating activities, proceeds from the sale of used rental equipment, borrowings under its credit agreements and proceeds from the issuance of Senior Notes and Discount Debentures. Additionally, in 1996, proceeds of $24.1 million were received from a sale/leaseback transaction, and in 1997, $59.0 million in net proceeds from the issuance of privately placed senior notes. Net cash provided by operating activities for the year ended December 31, 1998 increased to $35.1 million, or 14.5%, from $30.7 million for the year ended December 31, 1997. The increase was primarily the result of improved operating results partially offset by increased interest expense on debt incurred as part of the Recapitalization. Net cash provided by operating activities for the year ended December 31, 1997 decreased to $30.7 million from $32.4 million for the year ended December 31, 1996, as a result of an increase in working capital partially offset by an increase in net income.

  During the years ended December 31, 1998, 1997 and 1996, the Company's principal uses of cash for investing activities were for capital expenditures, including expenditures for rental equipment. Total capital expenditures were $102.5 million, $85.6 million and $81.2 million, respectively. Included in these totals were expenditures for rental equipment totaling $92.3 million, $64.2 million and $77.0 million, respectively. These expenditures were made to increase the Company's total investment in its rental fleet and to replace sold used rental equipment. Total proceeds from the sale of fixed assets, including rental equipment, decreased 36.0% to $14.4 million for the year ended December 31, 1998 from $22.5 million for the year ended December 31, 1997. Total proceeds from the sale of fixed assets, including rental equipment, totaled $8.3 million for the year ended December 31, 1996.

  For the year ended December 31, 1998, net cash provided by financing activities was $51.2 million, an increase of 59.7%, compared to $32.1 million for the year ended December 31, 1997. The increase in net cash provided by financing activities was due to an increase in net borrowings and equity proceeds as a result of the Recapitalization, as well as borrowings to fund capital expenditures, offset by an increase in partner distributions, primarily related to the Recapitalization. Net cash provided by financing activities increased 21.6% to $32.1 million for the year ended December 31, 1997 as compared to $26.4 million for the year ended December 31, 1996. This increase was due to higher net borrowings to fund capital expenditures and acquisitions, offset by an increase in partner withdrawals.

  The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $85 million for gross fleet capital expenditures for 1999, exclusive of acquisitions, to be used to replace rental equipment sold as well as increase its total investment in the fleet. These expenditures will be partially offset by expected proceeds from the sale of used equipment of approximately $25 million. The Company also expects to spend approximately $8 million in 1999 on non-rental related capital expenditures consisting of buildings, land, furniture & fixtures, support equipment and machinery and tools. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions. In 1998 and 1997, the Company incurred operating lease expense of approximately $3.1 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

  On March 23, 1999, the Company entered into an agreement to acquire all of the outstanding common stock of Husky Crane, Inc. (Husky Crane) and certain assets of Paradise Equipment Company, L.P., a limited partnership in which the 100% stockholder of Husky Crane is the majority partner, as well as certain other assets owned personally by this stockholder. The aggregate purchase price is $12.7 million, subject to certain post-closing purchase price adjustments. The acquisition will be recorded utilizing the purchase method of accounting.

  In connection with the Recapitalization, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations under the Discount Debentures. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

  The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $275.0 million, non-amortizing revolving Credit Facility of which a net amount of $148.0 million was drawn at December 31, 1998, and a $50.0 million non-amortizing Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

  The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At December 31, 1998, the Company and Holdings were in full compliance with the financial covenants and expect to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

Impact of Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, " Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of SFAS No. 130 have been adopted in the year ended December 31, 1998 and all years presented have been adjusted to reflect the adoption.

  The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. Management has evaluated the impact of this standard on the consolidated financial statements and determined that the standard has no impact on the consolidated financial statements.

  The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans by standardizing the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requiring additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminating certain disclosures that are no longer as useful. The provisions of SFAS No. 132 have been adopted in the year ended December 31, 1998, and have not had a significant impact on the Company's employee benefit plan disclosures.

  The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and hedging activities. The pronouncement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has evaluated the impact of this standard on the consolidated financial statements and determined that the standard currently will have no impact on the consolidated financial statements upon adoption.

Impact of Year 2000 Issue

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  Based on prior assessments, the Company determined that its information technology systems required modification or replacement of portions of hardware and software so that those systems would properly utilize dates beyond December 31, 1999. The Company utilized both internal and external resources to reprogram, or replace, test and implement the software and hardware for Year 2000 modifications. The total cost of the Year 2000 project, which was completed in 1998, was approximately $650,000 and was funded through operating cash flows. The majority of the costs incurred were capitalized. With the completion of the Year 2000 project, management now believes that its internal information technology systems are Year 2000 compliant.

  The Company is also evaluating the Year 2000 compliance programs of its critical customers, suppliers and service providers in an attempt to determine the adequacy of their programs in addressing the Year 2000 issue. A failure by a critical supplier or group of critical customers could negatively impact sales, profits and cash flows. The Company believes that the formulation of contingency plans will help mitigate exposure and losses should such a failure occur. Such risks are further mitigated by the Company's diverse customer base. However, because the Company's overall Year 2000 compliance is contingent upon the readiness of its critical vendors and customers, there can be no assurance that the Company's Year 2000 compliance programs will adequately address Year 2000 issues not under its direct control.

Inflation and Cyclicality

  Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. The Company's operating results may be adversely affected by events or conditions in a particular region, such as regional economic, weather and other factors. In addition, the Company's operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest payments by the Company under its variable rate credit facilities.

  Although much of the Company's business is with customers in industries that are cyclical in nature, management believes that certain characteristics of the crane rental industry and the Company's operating strategies should help to mitigate the effects of an economic downturn. These characteristics include: (i) the flexibility and low cost offered to customers by renting, which may be a more attractive alternative to capital purchases; (ii) the Company's ability to relocate equipment during regional recessions; (iii) the Company's high percentage of industrial customers who frequently rent cranes for regularly scheduled, non-deferrable plant maintenance activities; and (iv) the diversity of the Company's industry and customer base.

Competition

  Certain of the Company's principal competitors are less leveraged than the Company, may have greater financial resources and may be better able to withstand market conditions within the crane rental industry. The Company generally competes on the basis of, among other things: (i) quality and breadth of service; (ii) expertise; (iii) reliability; and (iv) price. There can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

  The Company is dependent on the continued services of its senior management team. Although the Company believes it could replace key employees in an orderly fashion should the need arise, the loss of such key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Labor Relations

  As of December 31, 1998, the Company had 687 full time employees. Approximately 30 employees were employed at the corporate headquarters in West Mifflin, Pennsylvania and were involved in administrative functions. The remaining employees were located at ACR's various operating yards and were engaged in management, sales and marketing, maintenance and administrative functions. In addition, as of December 31, 1998, the Company contracted with approximately 760 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 1998, approximately 15% of the Company's full time employees were unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good. There can be no assurance, however, that the Company will not, at some point, be subject to work stoppages by some of its employees or crane operators and, if such events were to occur, that there would not be a material adverse effect on the Company's business, financial condition and results of operations.

Forward Looking Statements

  This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the developments relating to the state and local sales and use tax audit and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
(1)Consolidated Financial Statements:

   Report of Independent Accountants......................................    18

   Consolidated Balance Sheets--December 31, 1998 and 1997................    19

   Consolidated Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996......................................    20

   Consolidated Statements of Partners' Capital (Deficit) for the
    Years Ended December 31, 1998, 1997 and 1996..........................    21

   Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1998, 1997 and 1996..........................    22

   Notes to Consolidated Financial Statements............................. 23-38

(2)Supplementary Financial Data (Unaudited)...............................    38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
 Anthony Crane Rental Holdings, L.P.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of Anthony Crane Rental Holdings, L.P. and subsidiaries (collectively, the Partnership) as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As more fully discussed in Note 4 to the consolidated financial statements, effective January 1, 1997, the Partnership revised its estimate of the salvage values used for depreciating certain rental equipment. The effect of this change was to decrease depreciation expense and increase net income for 1997 by approximately $5,650,000.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 19, 1999, except for
Note 15, as to which the date
is March 23, 1999.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                December 31,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,633  $  4,375
  Trade accounts receivable, net of allowance for doubtful
   accounts of $1,500 and $1,840 in 1998 and 1997,
   respectively.............................................    27,774    24,152
  Receivable from sale of property (Note 4).................        --     6,055
  Other receivables (Note 7)................................     2,192     2,596
  Prepaid expenses and deposits.............................     1,382     1,560
                                                              --------  --------
   Total current assets.....................................    36,981    38,738
  Rental equipment, net of accumulated depreciation of
   $94,240 and $82,322 in 1998 and 1997, respectively (Notes
   4 and 6).................................................   282,679   212,975
  Property and equipment, net (Notes 4 and 5)...............    50,368    51,859
  Intangible assets, net of accumulated amortization of
   $3,191 and $2,661 in 1998 and 1997, respectively.........     3,334     1,865
  Debt issuance costs, net of accumulated amortization of
   $1,089 and $926 in 1998 and 1997, respectively...........    18,333     1,003
  Other assets (Note 7).....................................       497       488
                                                              --------  --------
                                                              $392,192  $306,928
                                                              ========  ========
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current Liabilities:
  Cash overdraft............................................  $  1,195  $     --
  Accounts payable--trade (Note 7)..........................     7,890     8,603
  Accrued interest..........................................     9,216     2,530
  Accrued wages and employee benefits.......................     2,258     1,730
  Accrued taxes, other than income taxes....................     4,430     3,669
  Other accrued liabilities.................................     1,897     1,450
  Current portion of long term debt (Note 6)................        --     7,500
  Current portion of obligation under capital lease (Note
   8).......................................................        94        94
                                                              --------  --------
   Total current liabilities................................    26,980    25,576
                                                              --------  --------
Long term debt, less current portion (Note 6)...............   379,561   177,500
Long-term obligation under capital lease (Note 8)...........       772       867
Other non-current liabilities...............................     1,684     1,569
                                                              --------  --------
   Total liabilities........................................   408,997   205,512
Commitments and contingencies (Notes 8 and 11)
Partners' capital (deficit):
  Senior Preferred Units....................................    22,500        --
  Equity Investors Class L Common Units.....................    27,107        --
  Equity Investors Class A Common Units.....................   (10,279)       --
  Predecessor Partners Class L Common Units.................       807        --
  Predecessor Partners Class A Common Units.................   (53,049)  105,316
  Accumulated other comprehensive income....................        59        50
  Related party receivables (Note 7)........................    (3,950)   (3,950)
                                                              --------  --------
   Total partners' capital (deficit)........................   (16,805)  101,416
                                                              --------  --------
     Total liabilities and partners' capital (deficit)......  $392,192  $306,928
                                                              ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Revenues:
  Equipment rentals (Note 7)..................... $183,684  $156,408  $128,161
  Equipment sales................................   22,975    27,400    19,444
                                                  --------  --------  --------
    Total revenues...............................  206,659   183,808   147,605
                                                  --------  --------  --------
Cost of revenues:
  Cost of equipment rentals (Note 7).............  110,629    97,036    78,049
  Cost of equipment sales........................   18,920    15,541    13,643
                                                  --------  --------  --------
    Total cost of revenues.......................  129,549   112,577    91,692
                                                  --------  --------  --------
Gross profit.....................................   77,110    71,231    55,913
Selling, general and administrative expenses.....   40,534    35,111    29,211
                                                  --------  --------  --------
Income from operations...........................   36,576    36,120    26,702
Interest expense.................................   27,738    13,962    10,873
Other income.....................................     (104)   (1,739)      (69)
                                                  --------  --------  --------
Income before taxes and extraordinary item.......    8,942    23,897    15,898
Provision (benefit) for state taxes..............      220        96      (102)
                                                  --------  --------  --------
Income before extraordinary item.................    8,722    23,801    16,000
                                                  --------  --------  --------
Extraordinary item (Note 3)......................   15,811        --        --
                                                  --------  --------  --------
Net (loss) income................................ $(7,089)  $ 23,801  $ 16,000
                                                  ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements

                                                                                Predecessor Partners
                                                                      ----------------------------------------
                                  Equity Investor    Equity Investor                                             Accumulated
                                      Class L            Class A                   Class L        Class A           Other
                                    Common Units      Common Units     Senior   Common Units    Common Units    Comprehensive
                    Comprehensive -----------------  ---------------  Preferred ------------- ----------------     Income
                       Income     Shares   Amount    Shares  Amount     Units   Shares Amount Shares  Amount      (Expense)
                    ------------- ------- ---------  ------ --------  --------- ------ ------ ------ ---------  -------------
Balance at
 December 31,
 1995............                     --  $      --     --  $     --   $    --    --    $ --    --   $  83,947      $148
Partner
 withdrawals.....                     --         --     --        --        --    --      --    --      (5,293)       --
Comprehensive
 income (loss):
 Net (loss)
  income.........      $16,000        --         --     --        --        --    --      --    --      16,000        --
Unrealized
 investment gain
 on securities...            9        --         --     --        --        --    --      --    --          --         9
                       -------
Comprehensive
 income (loss)...      $16,009
                       =======     -----  ---------  -----  --------   -------   ---    ----   ---   ---------      ----
Balance at
 December 31,
 1996............                     --         --     --        --        --    --      --    --      94,654       157
Partner
 withdrawals.....                     --         --     --        --        --    --      --    --     (13,139)       --
Comprehensive
 income (loss):
 Net (loss)
  income.........      $23,801        --         --     --        --        --    --      --    --      23,801        --
Unrealized
 investment loss
 on securities...         (107)       --         --     --        --        --    --      --    --          --      (107)
                       -------
Comprehensive
 income (loss)...      $23,694
                       =======     -----  ---------  -----  --------   -------   ---    ----   ---   ---------      ----
Balance at
 December 31,
 1997............                     --         --     --        --        --    --      --    --     105,316        50
Partner
 withdrawals.....                     --         --     --        --        --    --      --    --     (13,891)       --
Recapitalization
 expenses........                     --     (1,635)    --        --        --    --      --    --      (6,886)       --
Capital
 contributions...                    374     30,258  3,362     3,362        --    --      --    --          --        --
Partner
 distributions
 from
 Recapitalization..                   --         --     --        --    22,500    82      --   738    (144,849)       --
Comprehensive
 income (loss):
 Net (loss)
  income.........      $(7,089)       --     (1,516)    --   (13,641)       --    --     807    --       7,261        --
Unrealized
 investment gain
 on securities...            9        --         --     --        --        --    --      --    --          --         9
                       -------
Comprehensive
 income (loss)...      $(7,080)
                       =======     -----  ---------  -----  --------   -------   ---    ----   ---   ---------      ----
Balance at
 December 31,
 1998............                    374  $  27,107  3,362  $(10,279)  $22,500    82    $807   738   $ (53,049)     $ 59
                                   =====  =========  =====  ========   =======   ===    ====   ===   =========      ====
                                  Total
                      Related   Partners'
                       Party     Capital
                    Receivables (Deficit)
                    ----------- ----------
Balance at
 December 31,
 1995............     $(3,950)  $  80,145
Partner
 withdrawals.....          --      (5,293)
Comprehensive
 income (loss):
 Net (loss)
  income.........          --      16,000
Unrealized
 investment gain
 on securities...          --           9
Comprehensive
 income (loss)...
                    ----------- ----------
Balance at
 December 31,
 1996............      (3,950)     90,861
Partner
 withdrawals.....          --     (13,139)
Comprehensive
 income (loss):
 Net (loss)
  income.........          --      23,801
Unrealized
 investment loss
 on securities...          --        (107)
Comprehensive
 income (loss)...
                    ----------- ----------
Balance at
 December 31,
 1997............      (3,950)    101,416
Partner
 withdrawals.....          --     (13,891)
Recapitalization
 expenses........          --      (8,521)
Capital
 contributions...          --      33,620
Partner
 distributions
 from
 Recapitalization..        --    (122,349)
Comprehensive
 income (loss):
 Net (loss)
  income.........          --      (7,089)
Unrealized
 investment gain
 on securities...          --           9
Comprehensive
 income (loss)...
                    ----------- ----------
Balance at
 December 31,
 1998............     $(3,950)  $ (16,805)
                    =========== ==========


                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year ended December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
Cash flows from operating activities:
 Net (loss) income.............................. $  (7,089) $ 23,801  $ 16,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization................    26,785    21,905    22,060
   Amortization of discount on debentures.......     1,517        --        --
   Amortization of debt issuance costs..........     1,320       359       242
   Net (gains) on used rental equipment sales...    (2,804)  (10,659)   (3,926)
   Net (gains) losses on other asset
    dispositions................................      (146)   (1,657)       29
   Provision for bad debts......................       475       428     1,071
   Deferred income tax provision (benefit)......       220        96      (102)
   Extraordinary item--loss on early
    extinguishment of debt......................    15,811        --        --
 Increase (decrease) in cash from changes in:
   Trade accounts receivable....................    (3,883)   (4,709)   (4,304)
   Other receivables............................       404    (2,011)     (571)
   Prepaid expenses and deposits................       178      (298)      670
   Other non-current assets.....................        --        39        --
   Accounts payable--trade......................    (6,063)     (447)      803
   Accrued interest.............................     6,686       577       278
   Accrued wages and employee benefits..........       514       182       664
   Accrued taxes, other than income taxes.......       761     2,642      (627)
   Other accrued liabilities....................       447       449       124
                                                 ---------  --------  --------
     Net cash provided by operating activities..    35,133    30,697    32,411
                                                 ---------  --------  --------
Cash flows from investing activities:
 Cash paid for business acquisitions............    (2,936)   (4,050)   (7,825)
 Proceeds from sale/leaseback transaction.......        --        --    24,162
 Proceeds from sale of fixed assets, including
  rental equipment..............................    14,424    22,532     8,338
 Proceeds from sale of property.................     6,055        --        --
 Capital expenditures...........................  (102,526)  (85,641)  (81,195)
 Repayment of related party loans, net..........        --        --       319
 Other..........................................      (106)      183      (148)
                                                 ---------  --------  --------
     Net cash used in investing activities......   (85,089)  (66,976)  (56,349)
                                                 ---------  --------  --------
Cash flows from financing activities:
 Cash overdraft.................................     1,195        --        --
 Proceeds from issuance of debt.................   408,044   108,000    56,500
 Payments on debt...............................  (215,000)  (63,000)  (24,500)
 Extinguishment of debt from business
  acquisitions..................................      (684)       --        --
 Payments under capital leases..................       (95)      (74)       --
 Expenditures for debt issuance costs and other
  intangibles...................................   (19,618)   (1,147)     (337)
 Proceeds of Recapitalization transaction, net
  of recapitalization expenses of $1,635........    31,985        --        --
 Prepayment penalties as a result of early
  extinguishment of debt........................   (15,076)       --        --
 Partner withdrawals, including
  recapitalization expenses.....................  (139,537)  (11,713)   (5,293)
                                                 ---------  --------  --------
     Net cash provided by financing activities..    51,214    32,066    26,370
                                                 ---------  --------  --------
     Net increase (decrease) in cash and cash
      equivalents...............................     1,258    (4,213)    2,432
Cash and cash equivalents, beginning of year....     4,375     8,588     6,156
                                                 ---------  --------  --------
Cash and cash equivalents, end of year.......... $   5,633  $  4,375  $  8,588
                                                 =========  ========  ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest....... $  19,535  $ 13,026  $ 10,353
                                                 =========  ========  ========
Noncash investing and financing activities:
 Assets acquired under capital lease
  obligations...................................        --  $  1,035        --
                                                 =========  ========  ========
 Expenditures for rental equipment purchases
  included in accounts payable.................. $   5,205  $  5,491  $  1,478
                                                 =========  ========  ========
 Receivable from sale of property...............        --  $  6,055        --
                                                 =========  ========  ========
 Noncash partner withdrawals.................... $   3,589  $  1,426        --
                                                 =========  ========  ========
 Distribution of Senior Preferred Units......... $  22,500        --        --
                                                 =========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)


1. Description of Business

  Anthony Crane Rental, L.P. (the "Company"), its subsidiaries and, effective July 22, 1998, its parent, Anthony Crane Rental Holdings, L.P. ("Holdings") (collectively, the Partnership) are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries. The Partnership provides twenty-four hour service, seven days a week to customers principally in the United States. The Partnership also sells new and used equipment to commercial construction, industrial and residential users. Effective July 22, 1998, as part of the Company's Recapitalization (see Note 3), the Company became 99% directly-owned by Holdings (a former subsidiary of the Company which has no current operations other than through the Company).

2. Basis of Presentation

  The consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Prior to the Recapitalization of the Partnership on July 22, 1998 (see Note
3), the partners of the Partnership consisted of Anthony Crane Rental, Inc., as general partner; and ACR Acquisitions, Inc., Anthony Crane Rental of Georgia, Inc., Anthony Crane Rental of Texas, Inc. and Anthony Iron and Metal Company, as limited partners (collectively referred to hereafter as the "Predecessor Partners"). All of these entities are under common control of Ray
G. Anthony (Mr. Anthony). Effective with the Recapitalization, the partners of the Partnership now include the Predecessor Partners who have retained an 18% interest in the Partnership and the Equity Investors (as defined in Note 3), who collectively hold an 82% interest in the Partnership.

  In addition, Mr. Anthony has a majority ownership interest in organizations that engage in steel erection and installation (Century Steel Erectors, Inc.); inspect, repair and manufacture overhead cranes (Century Crane and Hoist, Inc.); rent cranes to mining operations (Republic Crane Rental, Inc.); and sell motorcycles and service (Dallas Corporation). Mr. Anthony also owned a fifty percent interest in Steel City Environmental Services, Inc., which provides environmental remediation and transportation services to the steel and petrochemical industries; Crane and Rigging Consultants, Inc., a lift consulting company; and A & D Tower, Inc., a communications company, which is a passive investment with no personal management control by Mr. Anthony. These companies are not included in these consolidated financial statements.

 Partnership Agreement

  The term of the Partnership, which was amended and restated July 22, 1998, expires December 31, 2080; however, dissolution will occur earlier in the event of the sale of substantially all of the Partnership's assets or a disabling event as described in the Partnership Agreement. Partners may not sell, assign, transfer or convey all or any portion of their interest in the Partnership without the consent of the general partner, or as specifically defined in the Partnership Agreement.

3. Recapitalization

  On June 1, 1998, the Partnership entered into a recapitalization agreement with Bain/ACR, L.L.C. (Bain), pursuant to which Bain and certain members of senior management of the Partnership (collectively the "Equity Investors") indirectly acquired through Holdings an 82% ownership interest in the Partnership (the "Recapitalization"). Effective July 22, 1998, the Recapitalization was consummated and the Partnership

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In Thousands)

incurred new debt obligations, repaid its outstanding Senior Notes and Credit Agreement obligations (see Note 6), restructured certain of its outstanding Partnership interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the Predecessor Partners. In connection with the repayment of its outstanding debt obligations, the Partnership incurred approximately $15.1 million in prepayment penalties and wrote-off deferred financing costs of approximately $0.8 million which have been reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1998.

  The Recapitalization was funded by: (i) a notes offering by the Company with gross proceeds of $155 million, (ii) a discount debentures offering by Holdings with proceeds of $25 million, (iii) a $33.6 million contribution by the Equity Investors, (iv) $125 million of borrowings by the Company under a revolving credit facility of a new senior credit facility and (v) $50 million of borrowings by the Company under the term loan facility of a new senior credit facility. In addition, as part of the Recapitalization consideration, Holdings distributed $22.5 million of Senior Preferred Units to the Predecessor Partners.

  The Recapitalization Agreement provided for an adjustment of the distribution made to the Predecessor Partners based on consolidated net worth (as defined in the Recapitalization Agreement), as of the closing date. The amount of the adjustment has not yet been determined. Of the total distribution made to the Predecessor Partners, $4 million is being maintained in an escrow account in connection with resolution of the final adjustment and certain indemnification provisions for the benefit of the Company pursuant to the Recapitalization Agreement. As of December 31, 1998, the Company believes that the adjustments should result in a reimbursement of approximately $4.7 million plus interest at the rate of 8% per annum from the date of closing of the total distribution made to the Predecessor Partners. The Predecessor Partners contend that they are entitled to approximately $271 in addition to the $4 million being maintained in the escrow account plus interest at the rate of 8% per annum from the closing date.

4. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

  For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

  Cash overdraft represents outstanding checks in excess of related bank balances.

 Investment Securities

  Investment securities, included in other assets, are classified as available for sale and are recorded at the aggregate fair market value determined at the consolidated balance sheet dates. Gross unrealized investment gains/losses are included as a separate component of partners' capital.

 Rental Equipment and Property and Equipment

  Rental equipment and property and equipment are stated at cost less accumulated depreciation.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

  Major renewals and improvements are charged to the property and equipment accounts, while replacements, maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property and equipment, the cost and the related accumulated depreciation are removed from the accounts and any gain or loss is recorded in results of operations. Depreciation of rental equipment and property and equipment is computed using the straight-line method based on the estimated useful lives of the assets.

  Effective January 1, 1997, the Partnership revised its estimate of the salvage values used for depreciating certain rental equipment, principally cranes, to amounts ranging from 15% to 35%. Prior to 1997, the Partnership depreciated this rental equipment over their estimated useful lives with no salvage value. The Partnership believes this change in estimated salvage values more appropriately allocates the costs of this rental equipment over their estimated useful lives. The effect of this change was to decrease depreciation expense and increase net income for 1997 by approximately $5,650. All other rental equipment and property and equipment will continue to be depreciated with no salvage value.

  The useful lives of rental equipment and property and equipment are as follows:

                                                                          Life
                                                                        in Years
                                                                        --------
   Rental equipment:
     Cranes, lifts and other heavy equipment...........................  8-12.5
   Property and equipment:
     Buildings and improvements........................................    5-30
     Motor vehicles and trailers.......................................     3-8
     Aircraft..........................................................      15
     Machinery and tools...............................................     3-8
     Furniture, fixtures and office equipment..........................    5-10

 Intangible Assets

  Intangible assets consist of noncompetition agreements, customer lists, trade names and goodwill related to various business acquisitions. These assets are being amortized using the straight-line method over periods ranging from 2 to 20 years. The Partnership periodically reviews the carrying value of intangible assets and will recognize impairments when the expected future operating cash flow derived from such intangible assets is less than their carrying value.

 Revenue Recognition

  The Partnership rents equipment to commercial, industrial and government customers by the day, month and longer terms. Revenue from equipment rentals is earned over the corresponding rental period. In addition, the Partnership generates revenue from equipment sales. Revenue from the sale of equipment is recognized upon the execution of a sales agreement and delivery of the equipment.

 Other Income

  Included in other income for 1997 is approximately $1.4 million related to a net gain on property sold by the Partnership.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

 Income Taxes

  The partners included in the accompanying consolidated financial statements have elected to be treated as either an S-corporation or a partnership for federal income tax purposes.

  Similar elections are made, where possible, for state income tax purposes. Accordingly, all federal and certain state (except for Texas) income tax liabilities are borne by the partners and, thus, are not reflected in the accompanying consolidated financial statements.

  Deferred income tax assets and liabilities are provided for state income tax purposes for the temporary differences between the tax basis of assets and liabilities and the financial reporting basis using enacted tax rates in effect in the years in which these differences are expected to reverse. These differences principally relate to depreciation and the reporting for certain revenues and expenses.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash and accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Partnership's customer base and their geographic dispersion. The Partnership generally does not require collateral on accounts receivable. As of December 31, 1998 and 1997, the Partnership had no significant concentrations of credit risk.

  The Partnership maintains cash and cash equivalents with a limited number of financial institutions located throughout the country in order to limit exposure. No collateral or other security is provided on these deposits, other than $100 of deposits insured by the Federal Deposit Insurance Corporation. The Partnership's periodic evaluations of the relative credit standing of these financial institutions are considered in the Partnership's business strategy.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of SFAS No. 130 have been adopted in the year ended December 31, 1998, and all years presented have been adjusted to reflect the adoption. In the Partnership's case, comprehensive income includes net income and unrealized investment gains and losses on securities.

  The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

segments in annual financial statements and related disclosures about products and services, geographic areas and major customers. Management has evaluated the impact of this standard on the consolidated financial statements and determined that the standard has no impact on the consolidated financial statements.

  The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans by standardizing the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requiring additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminating certain disclosures that are no longer as useful. The provisions of SFAS No. 132 have been adopted in the year ended December 31, 1998, and have not had a significant impact on the Company's employee benefit plan disclosures.

  The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. The pronouncement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has evaluated the impact of this standard on the consolidated financial statements, and determined that the standard currently will have no impact on the consolidated financial statements upon adoption.

5. Property and Equipment

  Property and equipment consist of the following as of December 31:

                                                               1998      1997
                                                             --------  --------
   Land..................................................... $ 10,005  $  8,438
   Buildings and improvements...............................   15,852    14,898
   Motor vehicles and trailers..............................   31,414    29,986
   Aircraft.................................................       --     1,889
   Machinery and tools......................................    4,090     3,562
   Furniture, fixtures and office equipment.................    2,896     2,685
   Spare equipment parts....................................    4,615     5,016
                                                             --------  --------
                                                               68,872    66,474
   Less accumulated depreciation and amortization...........  (18,504)  (14,615)
                                                             --------  --------
                                                             $ 50,368  $ 51,859
                                                             ========  ========

  Depreciation expense for rental equipment and property and equipment was approximately $26,206, $21,405, and $21,662 in 1998, 1997 and 1996,
respectively.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

6. Long-Term Debt

  Long-term debt consists of the following as of December 31:

                                                             1998        1997
                                                           --------    --------
   8.5% Series A Senior Notes $20 million, due 2001 (A)..  $     --    $ 16,000
   8.9% Series B Senior Notes $40 million, due 2006 (A)..        --      40,000
   8.9% Series C Senior Notes $22.5 million, due 2004
    (A)..................................................        --      22,500
   9.5% Series D Senior Notes $36.5 million, due 2009
    (A)..................................................        --      36,500
   Credit Agreement--Banks Prime Rate (A)................        --      10,000
   Credit Agreement--LIBO (A)............................        --      60,000
   10 3/8% Company Senior Notes, due 2008 (B)............   155,000          --
   13 3/8% Holdings Senior Discount Debentures, due 2009
    (C)..................................................    26,561(1)       --
   Senior Credit Facility of the Company (D)
     Revolving Credit Facility...........................   148,000          --
     Term Loan...........................................    50,000          --
                                                           --------    --------
                                                            379,561     185,000
   Less current portion of long-term debt................        --       7,500
                                                           --------    --------
                                                           $379,561    $177,500
                                                           ========    ========

--------
(1) Net of unamortized discount on debentures of $21,439 at December 31, 1998.

(A) As of December 31, 1997, the Company had $115 million outstanding of Senior Notes and $70 million outstanding under a Revolving Credit Agreement. The Senior Notes were issued to various insurance companies and had due dates ranging between 2001 and 2009. The Revolving Credit Agreement included a maximum combined commitment of $110 million from two separate institutions. During 1998, the Company entered into a Recapitalization (refer to Note 3) and retired the Senior Notes and the Revolving Credit Agreement. Concurrent with the Recapitalization, the Company issued $155 million of Senior Notes, $48 million of Discount Debentures, and entered into a Revolving Credit Facility with a maximum commitment of $275 million.

(B) The Senior Notes of $155 million were issued in connection with the Recapitalization (see Note 3) and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

     The Senior Notes are not redeemable prior to August 1, 2003. Thereafter, the Senior Notes may be redeemed at any time at the option of the Company at premium percentages ranging between approximately 105% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Senior Notes may be redeemed at no premium to the Company. Not withstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Senior Notes originally issued under the Senior Note Indenture at a redemption price of approximately 110 3/8% of the principal if that redemption is paid for with the proceeds of an equity offering.

     The Senior Note Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In Thousands)

(C) The Discount Debentures of $48 million were offered at an original issue discount of approximately $23 million. Interest on the Discount Debentures accretes at a rate of 13 3/8% per annum, compounded semi-annually to an aggregate principal amount of $48 million on August 1, 2003. Thereafter, interest on the Discount Debentures will accrue at the rate of 13 3/8% per annum and will be paid semi-annually until the maturity date of August 1, 2009.

     The Discount Debentures are general unsecured obligations of Holdings. The Discount Debentures, however, are effectively subordinated indebtedness to all secured obligations of Holdings and all obligations of Holdings' subsidiaries, including borrowings under the Senior Notes and the Senior Credit Facilities.

     The Discount Debentures are not redeemable prior to August 1, 2003. Thereafter, the Discount Debentures may be redeemed by the Company at premium percentages ranging between approximately 107% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Discount Debentures may be redeemed at no premium to the Company. Not withstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Discount Debentures originally issued under the Discount Debenture Indenture at a redemption price of approximately 113 3/8% of the accreted value, plus liquidated damages, if that redemption is paid for with the proceeds of an equity offering.

     The Discount Debenture Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

(D) The Senior Credit Facilities consist of a $275.0 million six-year non-amortizing Revolving Credit Facility and a $50.0 million eight-year non-amortizing Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBO") plus a margin of 2.25%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 1.75%, or (ii) the reserve-adjusted LIBO rate plus a margin of 2.75%. On December 31, 1998, the Company had loans outstanding with interest rates ranging from 7.28% to 8.46%.

     Revolving loans may be borrowed, repaid and reborrowed from time to time until six years after the closing of the Senior Credit Facilities. The Term Loan may be repaid at any time but is subject to certain call protections and must be repaid in full eight years after the closing of the Senior Credit Facilities.

     The Revolving Credit Facility is secured by a first-priority perfected lien, and the Term Loan is secured by a second-priority perfected lien, on all partnership interests of the Company and all property and assets (tangible and intangible) of the Company and each of its material subsidiaries, including, without limitation, all intercompany indebtedness, and all capital stock (or similar equity interests owned by the Company) of each of the Company's direct and indirect material subsidiaries, whenever acquired and wherever located; provided, however, that no more than 65% of the capital stock or similar equity interests of non-U.S. subsidiaries, if any, will be required to be pledged as security in the event that a pledge of a greater

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

  percentage would result in increased tax or similar liabilities for the Company and its subsidiaries on a consolidated basis or would violate applicable law.

  The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan ( subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBO breakage costs, if any, shall be borne by the Company. The Senior Credit Facilities contains certain restrictive covenants; the most restrictive of which include financial ratios.

  The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   1999................................................................ $     --
   2000................................................................       --
   2001................................................................       --
   2002................................................................       --
   2003................................................................       --
   Thereafter..........................................................  379,561
                                                                        --------
                                                                        $379,561
                                                                        ========

7. Related Party Transactions

  The Partnership periodically rents and sells equipment to affiliated companies. Rental revenues from such transactions totaled $498, $682 and $423 and gross proceeds from equipment sales totaled $670, $119 and $45 in 1998, 1997 and 1996, respectively. In addition, the Partnership rents equipment, utilizes personnel, and purchases equipment from affiliated companies. Expenses from such transactions totaled $351, $652, and $198 in 1998, 1997 and 1996, respectively, and purchases of equipment totaled $79, $218 and $50 in 1998, 1997 and 1996, respectively. In addition, subsequent to the Recapitalization, the Partnership also reimburses Mr. Anthony for the Partnership's use of his personal airplanes. Such reimbursement totaled $234 in 1998.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

  The following is a summary of amounts due from/to related parties as of December 31, 1998 and 1997, exclusive of amounts classified as a reduction of partners' capital:

                                                                      1998 1997
                                                                      ---- ----
   Due from:
     Century Steel Erectors, Inc. (CSE).............................. $ 20 $115
     Steel City Environmental Service, Inc. (SCE)....................   --   26
     Lindsay Crane...................................................   --   28
     Insurance Salvors...............................................   29   19
                                                                      ---- ----
                                                                      $ 49 $188
                                                                      ---- ----
   Equipment sales receivable from:
     Century Steel Erectors.......................................... $490 $ --
                                                                      ---- ----
   Long-term notes receivable from:
     SCE.............................................................  300  300
     Century Crane and Hoist, Inc....................................   75   81
                                                                      ---- ----
                                                                      $375 $381
                                                                      ---- ----
   Due to:
     Lindsay Crane...................................................   --   13
     Ray G. Anthony..................................................    3   --
                                                                      ---- ----
                                                                      $  3 $ 13
                                                                      ==== ====

  The Partnership periodically has made advances to Mr. Anthony. Such advances, which totaled $3,950 at December 31, 1998 and 1997, have no specific repayment terms and have been classified as a reduction of partners' capital in the accompanying consolidated balance sheets. For federal income tax purposes, the advances are treated as distributions to Anthony Iron and Metal Company. In addition, during 1997, advances and other receivables due from Mr. Anthony totaling $806 were charged to the partners' capital account.

  In accordance with a management services agreement entered into with Bain Capital, Inc. (Bain Capital), which provides for an annual fee of $1 million, the Partnership paid approximately $463 in management fees to Bain Capital in 1998.

  In addition, the Partnership purchased the net assets of an entity owned by a related party for a purchase price of $1.9 million (refer to Note 9) in 1998.

8. Lease Commitments

  The Partnership leases various pieces of equipment under long-term operating lease agreements with third parties.

  In addition, during December 1996, the Partnership entered into an agreement for the sale and leaseback of certain cranes, lifts and other heavy equipment. The Partnership has purchase and lease renewal options at future fair market values under the agreement. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The net book value of the equipment totaling approximately $24 million has been removed from the accompanying consolidated balance sheets. There was no gain or loss on the transaction. Rentals under this agreement approximate $3,141 annually through January 2004.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

  The approximate future minimum lease payments under these agreements are as follows:

   Year ending December 31:
     1999................................................................ $4,744
     2000................................................................  4,744
     2001................................................................  4,744
     2002................................................................  4,744
     2003................................................................  3,942

  Total rental expense for all leases, including the related party rentals discussed in Note 7, approximated $4,950, $5,230 and $1,767 in 1998, 1997 and 1996, respectively.

  In April 1997, the Partnership entered into a capital lease agreement for the lease of twenty trucks. The lease has a term of three years with a bargain purchase option at the end of the lease agreement. Interest rates under the capital lease agreement range from approximately 19% to 22%.

  The following is a schedule of future minimum lease payments under the capital lease agreement together with the present value of the net minimum lease payments as of December 31, 1998:

   Year ending December 31:
     1999............................................................... $  287
     2000...............................................................    806
                                                                         ------
   Total minimum lease payments.........................................  1,093
   Less amount representing interest....................................    227
                                                                         ------
   Present value of minimum lease payments..............................    866
   Less current portion.................................................     94
                                                                         ------
                                                                         $  772
                                                                         ======

  Included in rental equipment is cost and accumulated depreciation for these leased trucks of approximately $1,035 and $215, respectively, at December 31, 1998 and $1,035 and $86, respectively, at December 31, 1997.

9. Business Acquisitions

  In 1998 and 1997, the Partnership entered into various purchase agreements to acquire certain tangible and intangible assets. The total purchase price for the acquisitions was $2,936 and $4,050 for 1998 and 1997, respectively. In 1998, one of these acquisitions was from a related party (refer to Note 7). These acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition.

  The operating results of these acquisitions were included in the Partnership's consolidated results of operations from the date of acquisition. Certain required pro forma financial information related to the above acquisitions has not been presented since the acquisitions were not material to the Partnership's consolidated financial position or its consolidated results of operations.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

10. Employee Benefit Plans

  The Partnership has a profit-sharing defined contribution pension plan for all affiliated companies. The plan covers all non-union employees of the Partnership. The contribution to the plan is an amount determined by the Partnership. The contribution for 1998, 1997 and 1996 was one percent of the eligible participant's compensation.

  The plan also includes a 401(k) savings plan feature that enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Partnership will match fifty percent of the contributions, up to six percent of the participant's compensation.

  The Partnership's total expense for the profit-sharing and 401(k) savings plans was approximately $680, $583, and $380 in 1998, 1997 and 1996, respectively.

  Union employees of the Partnership are covered by various union-sponsored, collectively bargained, benefit plans. The Partnership's contributions to these multi-employer plans are based on specified amounts per hours worked by the covered union employees. One such plan is underfunded and the unfunded amount is being funded through ongoing contributions by all sponsoring companies. Under certain circumstances, the Partnership may have to accelerate such funding. In 1997, the Partnership paid approximately $600 towards its share of the underfunded plan. Union employees receive union-sponsored benefits such as pension benefits, health and welfare benefits, annuity benefits, industry advancement and apprentice training. The total cost of these union benefits approximated $6,877, $6,162 and $4,339 in 1998, 1997 and 1996, respectively.

  The Partnership also had a deferred compensation plan for certain eligible employees and members of the board of advisors. The participants were credited with one percent of after-tax income annually and vested in annual contributions if employed at year-end. The Partnership had purchased insurance contracts to satisfy all future liabilities relating to the Plan. The Partnership's expense for the deferred compensation plan for 1998, 1997, and 1996 was approximately $631, $250, and $340, respectively. This deferred compensation plan was terminated upon completion of the Recapitalization (see
Note 3).

11. Contingencies

  The Company is the defendant in a lawsuit by its former insurance carrier who has asserted a claim for premiums allegedly due on a contract of insurance in the amount of approximately $455. The Company has denied any liability and intends to vigorously defend the claim.

  Additionally, the Company is the defendant in a lawsuit asserting breach of contract and tort claims arising out of allegations the Company did not timely deliver certain used equipment that the customer contracted to buy from the Company. The Company has denied any liability and intends to vigorously defend the claims.

  The Company is also the defendant in a lawsuit resulting from negotiations in connection with a proposed acquisition in which the potential seller is seeking contractual damages in the amount of $3 million plus other consequential damages that may be proved at trial for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. The Company has denied any liability and intends to vigorously defend the claims.

  The Company is a party to a number of other lawsuits and claims arising out of the usual course of business.

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the Predecessor Partners.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)


  The Partnership is currently investigating soil and groundwater contamination at its Savannah, Georgia location from underground storage tanks removed in 1994. Clean up activities associated with the contamination are covered under the Georgia Underground Storage Tank Trust Fund (GUST). While the ultimate costs of any remediation or continued monitoring are not yet known, the Partnership expects that it will receive reimbursement for such costs from the GUST. The reimbursement limit under GUST is $1 million. The Partnership believes that it is unlikely that its costs will exceed the reimbursement limit.

  The Company has received a proposed assessment from a local taxing authority in the amount of $8.6 million, including interest and penalties of $1.9 million and $1.3 million, respectively, as a result of a state and local sales and use tax audit. Upon review of the assessment, management has identified a significant amount that it believes was calculated by assessing duplicate tax on specific cranes. The Company has recorded a liability of approximately $3.2 million at December 31, 1998 for such tax liabilities. Management is presently negotiating its liability with the respective local taxing authority and believes there is a reasonable possibility that the final tax assessment may exceed the amount presently recorded.

12. Disclosures about the Fair Value of Financial Instruments

  The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                 1998              1997
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            Value    Value    Value    Value
                                           -------- -------- -------- --------
   Cash and cash equivalents.............. $  5,633 $  5,633 $  4,375 $  4,375
   Trade accounts receivable..............   27,774   27,774   24,152   24,152
   Trade accounts payable.................    7,890    7,890    8,603    8,603
   Long-term debt, including current
    portion...............................  379,561  368,563  185,000  185,000

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of these investments.

  Accounts receivable and accounts payable: The fair value of receivables and payables is based on anticipated cash flows and approximates carrying value.

  Long-term debt: The fair value of long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

13. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's new Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position, results of operations and cash flows for Holdings, the Company and Guarantor Subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the periods ended December 31, 1998, 1997 and 1996. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors. In connection with the Recapitalization (see Note 3), Holdings created a wholly-owned subsidiary, Anthony Crane Holdings Capital Corporation (AC Holdings Corp.), for the sole purpose of serving as co-issuer of the Senior Discount Debentures. AC Holdings Corp. does not have any operations or assets of any kind and will not have any revenues. As a result, no separate disclosure of AC Holdings Corp.'s financial information has been provided as such disclosure would not be meaningful given AC Holdings Corp.'s lack of operations and assets.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)


  The following table summarizes the financial position, results of operations and cash flows for Holdings, the Company and the Company's guarantor subsidiaries as of and for the year ended December 31, 1998:

                                              December 31, 1998
                          -----------------------------------------------------------
                                    Operating   Guarantor     Interco.
                          Holdings   Company   Subsidiaries Eliminations Consolidated
                          --------  ---------  ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets....        --  $ 38,480     $ 1,861      $ (3,360)    $ 36,981
Investment in
 subsidiaries...........  $ 80,714     9,052          --       (89,766)          --
Rental equipment, net of
 accumulated
 depreciation...........        --   272,309      10,370            --      282,679
Property and equipment,
 net of accumulated
 depreciation...........        --    48,704       1,664            --       50,368
Other assets, net.......     1,532    20,516         116            --       22,164
                          --------  --------     -------      --------     --------
  Total assets..........  $ 82,246  $389,061     $14,011      $(93,126)    $392,192
                          ========  ========     =======      ========     ========

Liabilities and
 partners' capital:
Total current
 liabilities............        --  $ 25,381     $ 4,959      $ (3,360)    $ 26,980
Long term debt, less
 current portion........    26,561   353,000          --            --      379,561
Other non-current
 liabilities............        --     2,456          --            --        2,456
                          --------  --------     -------      --------     --------
  Total liabilities.....    26,561   380,837       4,959        (3,360)     408,997
Partners' capital
 (deficit)..............    55,685     8,224       9,052       (89,766)     (16,805)
                          --------  --------     -------      --------     --------
  Total liabilities and
   partners' capital
   (deficit)............  $ 82,246  $389,061     $14,011      $(93,126)    $392,192
                          ========  ========     =======      ========     ========
STATEMENT OF OPERATIONS
Total revenues..........        --  $195,713     $10,946            --     $206,659
                          --------  --------     -------      --------     --------
Total cost of revenues..        --   124,853       4,696            --      129,549
Selling, general and
 administrative.........        --    38,632       1,902            --       40,534
                          --------  --------     -------      --------     --------
Income from operations..        --    32,228       4,348            --       36,576
Interest expense and
 other income, net......  $  1,577    25,160         897            --       27,634
                          --------  --------     -------      --------     --------
Income (loss) before
 taxes and extraordinary
 items..................    (1,577)    7,068       3,451            --        8,942
Provision for state
 taxes..................        --       220          --            --          220
                          --------  --------     -------      --------     --------
Income (loss) before
 extraordinary items....    (1,577)    6,848       3,451            --        8,722
Extraordinary item......        --    15,811          --            --       15,811
                          --------  --------     -------      --------     --------
Net income (loss).......  $ (1,577) $ (8,963)    $ 3,451            --     $ (7,089)
                          ========  ========     =======      ========     ========

STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities...        --  $ 29,672     $ 5,461            --     $ 35,133
                          --------  --------     -------      --------     --------
Net cash used in
 investing activities...  $(80,714) $(79,367)    $(5,722)     $ 80,714     $(85,089)
                          --------  --------     -------      --------     --------
Net cash provided by
 financing activities...  $ 80,714  $ 51,214          --      $(80,714)    $ 51,214
                          --------  --------     -------      --------     --------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In Thousands)


  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the year ended December 31, 1997:

                                             December 31, 1997
                              -------------------------------------------------
                              Operating   Guarantor   Intercompany
                               Company   Subsidiaries Eliminations Consolidated
                              ---------  ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets........  $ 42,260     $ 1,747      $ (5,269)    $ 38,738
Investment in subsidiaries..     5,602          --        (5,602)          --
Rental equipment, net of
 accumulated depreciation...   205,412       7,563            --      212,975
Property and equipment, net
 of accumulated
 depreciation...............    50,320       1,539            --       51,859
Other assets, net...........     3,194         162            --        3,356
                              --------     -------      --------     --------
  Total assets..............  $306,788     $11,011      $(10,871)    $306,928
                              ========     =======      ========     ========

Liabilities and partners'
 capital (deficit):
Total current liabilities...  $ 25,436     $ 5,409      $ (5,269)    $ 25,576
Long term debt, less current
 portion....................   177,500          --            --      177,500
Other non-current
 liabilities................     2,436          --            --        2,436
                              --------     -------      --------     --------
  Total liabilities.........   205,372       5,409        (5,269)     205,512
Partners' capital...........   101,416       5,602        (5,602)     101,416
                              --------     -------      --------     --------
  Total liabilities and
   partners' capital........  $306,788     $11,011      $(10,871)    $306,928
                              ========     =======      ========     ========
STATEMENT OF OPERATIONS
Total revenues..............  $173,385     $10,423            --     $183,808
                              --------     -------      --------     --------
Total cost of revenues......   107,689       4,888            --      112,577
Selling, general and
 administrative.............    33,067       2,044            --       35,111
                              --------     -------      --------     --------
Income from operations......    32,629       3,491            --       36,120
Interest expense and other
 income, net................    11,683         540            --       12,223
                              --------     -------      --------     --------
Income before taxes and
 extraordinary items........    20,946       2,951            --       23,897
Provision for state taxes...        96          --            --           96
                              --------     -------      --------     --------
Income before extraordinary
 items......................    20,850       2,951            --       23,801
Extraordinary item..........        --          --            --           --
                              --------     -------      --------     --------
Net income..................  $ 20,850     $ 2,951            --     $ 23,801
                              ========     =======      ========     ========

STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities.......  $ 29,399     $ 1,298            --     $ 30,697
                              --------     -------      --------     --------
Net cash used in investing
 activities.................  $(66,632)    $  (344)           --     $(66,976)
                              --------     -------      --------     --------
Net cash provided by
 financing activities.......  $ 32,066          --            --     $ 32,066
                              --------     -------      --------     --------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)


  The following table summarizes results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the year ended December 31, 1996:

                                            December 31, 1996
                             -------------------------------------------------
                             Operating   Guarantor   Intercompany
                              Company   Subsidiaries Eliminations Consolidated
                             ---------  ------------ ------------ ------------
STATEMENT OF OPERATIONS
Total revenues.............. $141,344     $ 6,261          --       $147,605
                             --------     -------        ----       --------
Total cost of revenues......   88,890       2,802          --         91,692
Selling, general and
 administrative.............   28,403         808          --         29,211
                             --------     -------        ----       --------
Income from operations......   24,051       2,651          --         26,702
Interest expense and other
 income, net................   10,804          --          --         10,804
                             --------     -------        ----       --------
Income before taxes and
 extraordinary items........   13,247       2,651          --         15,898
Provision for state taxes...     (102)         --          --           (102)
                             --------     -------        ----       --------
Income before extraordinary
 items......................   13,349       2,651          --         16,000
Extraordinary item..........       --          --          --             --
                             --------     -------        ----       --------
Net income.................. $ 13,349     $ 2,651          --       $ 16,000
                             ========     =======        ====       ========

STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities....... $ 30,488     $ 1,923          --       $ 32,411
                             --------     -------        ----       --------
Net cash used in investing
 activities................. $(54,946)    $(1,403)         --       $(56,349)
                             --------     -------        ----       --------
Net cash provided by (used
 in) financing activities... $ 26,602     $  (232)         --       $ 26,370
                             --------     -------        ----       --------

14. Equity-Preferred and Common Units

Preferred and Common Units

  The Company has three classes of stock: (i) Class A Preferred (ii) Class L Common (iii) Class A Common. Upon liquidation or distribution of capital, the Class A Preferred Unitholders are entitled to receive a preferential distribution on payment of dividends equal to an 11% annual return, compounded quarterly, on their original investment of $22.5 million. In addition, the Class A Preferred Unitholders have a liquidation preference of their original investment prior to any dividends or distributions made to Class L or Class A Common Unitholders. As of December 31, 1998, the cumulative preferred dividend was approximately $1,099.

  Upon satisfaction of Class A Preferred cumulative dividend and the liquidation preference of the original investment of the Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution on payment of dividends equal to an 12% annual return, compounded quarterly, on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference of their original investment prior to any dividends or distributions to the Class A Common Unitholders. As of December 31, 1998, the cumulative preferred dividend was approximately $1,968.

  Upon satisfaction of the aggregate liquidation preference of both Class A Preferred and Class L Common Unitholders, any remaining distributions will be distributed ratably among the Class L and Class A Common Unitholders.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In Thousands)

15. Subsequent Event


  On March 23, 1999, the Company entered into an agreement to acquire all of the outstanding common stock of Husky Crane, Inc. (Husky Crane) and certain assets of Paradise Equipment Company, L.P., a limited partnership in which the 100% stockholder of Husky Crane is the majority partner, as well as certain other assets owned personally by this stockholder. The aggregate purchase price is $12.7 million, subject to certain post-closing purchase price adjustments. The acquisition will be recorded utilizing the purchase method of accounting.

16. Supplementary Financial Data (Unaudited)

  The following table presents unaudited quarterly operating results for each of Holding's last eight quarters as well as the percentage of Holding's total revenues represented by each item. This information has been prepared by Holdings on a basis consistent with Holding's audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations.

                                              Quarter Ended
                         -----------------------------------------------------------------
                           March 31        June 30      September 30         December 31
                         -------------  -------------  ------------------   --------------
1997
Total revenues.......... $45,575 100.0% $44,278 100.0% $ 49,319     100.0%  $44,636  100.0%
Gross profit............  17,384  38.1%  16,164  36.5%   20,811      42.2%   16,872   37.8%
Income before income
 taxes..................   7,629  16.7%   4,594  10.4%    7,323      14.8%    4,351    9.7%
Net income..............   7,599  16.7%   4,576  10.3%    7,293      14.8%    4,333    9.7%

1998
Total revenues.......... $48,463 100.0% $51,086 100.0% $ 53,982     100.0%  $53,128  100.0%
Gross profit............  17,551  36.2%  20,271  39.7%   20,948      38.8%   18,340   34.5%
Income before income
 taxes..................   4,564   9.4%   5,765  11.3%  (13,310)(a) (24.7%)  (3,888)  (7.3%)
Net income (loss).......   4,504   9.3%   5,765  11.3%  (13,470)(a) (25.0%)  (3,888)  (7.3%)

--------
(a) Includes an extraordinary loss of $15,811 associated with refinancing indebtedness in connection with the Recapitalization.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The executive officers of Holdings and the Company serve at the discretion of ACR Management, L.L.C., a Delaware limited liability company and the general partner of Holdings and the Company (the "General Partner"), acting through its board of managers (the "GP Board"). Neither Holdings nor the Company has a board of managers or similar body. The following table sets forth information concerning executive officers of the Company and Holdings and the members of the GP Board (those executive officers indicated by a "*" following their name are executive officers of Holdings):

   Name                     Age                      Position
   ----                     ---                      --------
   Ray G. Anthony*.........  60 Chairman and Chief Executive Officer
   David W. Mahokey*.......  40 Member of the GP Board and Chief Operating Officer
   Dale A. Buckwalter*.....  41 Chief Financial Officer
   Albert C. Bove..........  51 Senior Vice President--West Region
   Joseph M. Connelly......  51 Senior Vice President--Northeast Region
   Richard Ferchak, Sr.....  53 Senior Vice President--Central Region
   Ray Graham..............  49 Senior Vice President--Regional Development
   Michael Corn............  50 Senior Vice President--Southeast Region
   Frank Hanjorgiris.......  36 Vice President of Sales and Marketing
   Arthur J. Innamorato*...  44 General Counsel
   Paul Edgerley...........  43 Member of the GP Board
   Robert C. Gay...........  46 Member of the GP Board
   Andrew B. Balson*.......  31 Member of the GP Board
   James E. Haas...........  62 Member of the GP Board
   William B. Kania........  66 Member of the GP Board

  Ray G. Anthony is the founder of Anthony Crane Rental, L.P. and currently serves as its Chairman and Chief Executive Officer. His primary focus is to aid senior management in reviewing fleet management strategies and to coach and develop yard managers.

  David W. Mahokey has a total of 16 years of experience in the crane rental business, all of which have been with ACR. As the Chief Operating Officer, Mr. Mahokey oversees the daily operations of the Company, including all equipment acquisition and disposition decisions, fleet management, sales and marketing and personnel issues. He has a direct dialogue with the four regional senior vice presidents and works closely with them regarding the key operations issues at the Company. Mr. Mahokey was appointed Chief Operating Officer upon consummation of the Recapitalization. Prior to that time, he served as the Company's Chief Financial Officer, a position he held since 1991.

  Dale A. Buckwalter has four years of public accounting experience and over 11 years of investment banking experience. He has served as the financial advisor to ACR for the past five years and has been primarily responsible for the Company's financial activities during this time. Mr. Buckwalter became the Company's Chief Financial Officer upon the consummation of the Recapitalization.

  Albert C. Bove has more than 26 years of experience in the crane rental and general construction industries, 21 of which have been with ACR. Since 1996, Mr. Bove has served as the Senior Vice President--West Region. Prior to this time, Mr. Bove served as the Yard Manager of the Company's Phoenix yard, a position he held since 1992.

  Richard Ferchak, Sr. has 31 years experience in the crane rental industry, all with ACR. Mr. Ferchak is responsible for the operations of the Company's Central region as Senior Vice President--Central Region. He has been Yard Manager of the Pittsburgh, Carnegie and Beaumont yards. He was one of the first ACR employees and has experience in all phases of the crane rental business.

  Ray Graham has 27 years of experience in the crane rental industry, the last nine of which have been with ACR. Mr. Graham started his career as a crane operator and has been in a management position for the past 16 years. For the past three years, Mr. Graham has been responsible for the Southeast region. In 1998, he assumed responsibility as a regional development officer and is responsible for developing operating plans for any facilities which are deemed by Management as being underperforming.

  Michael Corn has 13 years of experience in the crane rental industry, all of which have been with ACR. Mr. Corn ran the operations in the Southeast from 1986 to 1995. For the past three years he has managed the Company's Virgin Islands operation and recently returned to assume operating responsibilities for the Southeast region.

  Joseph M. Connelly has nearly 26 years of experience in construction and engineering, the last seven of which have been with ACR. Mr. Connelly has responsibility for the Company's quality control programs and oversees the operations of the Company's Northeast region.

  Frank Hanjorgiris has 10 years of industry sales experience and has been employed by the Company for four years. Since 1996, Mr. Hanjorgiris has been Vice President of Sales and Marketing and his primary responsibility has been the sales of new and used equipment. Mr. Hanjorgiris joined the company as a salesman of new and used equipment in 1994 and was promoted to Corporate Sales Manager in 1995. Prior to his employment with the Company, Mr. Hanjorgiris was employed by Brambles Equipment and American High Reach as a salesman.

  Arthur J. Innamorato has 20 years of legal and public accounting experience and has been a valued advisor to the Company for the past five years. He assumed the position as General Counsel upon the consummation of the Recapitalization and is responsible for managing the legal affairs of the Company. Mr. Innamorato is also involved in strategic planning and the Company's external growth initiatives.

  Paul Edgerley has been Managing Director of Bain since 1993. Since 1990, he has been a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Venture Capital. He serves on the Boards of Directors of Steel Dynamics, Inc., GS Technologies Corporation, AMF Group Inc. and Sealy Corporation.

  Robert C. Gay has been a Managing Director of Bain since 1993 and has been a General Partner of BainVenture Capital since 1989. From 1988 to 1989, Mr. Gay was a Principal of Bain Venture Capital. Mr. Gay is Vice Chairman of the Board of Directors of IHF Capital, Inc., parent of ICON Health & Fitness Inc. Mr. Gay also serves as a director of Alliance Entertainment Corp., GT Bicycles, Inc., Physio-Control International Corporation, Cambridge Industries, Inc., Nutraceutical Corporation, American Pad & Paper Company, GS Technologies Corporation, Small Fry Snack Foods Limited and Alliance Laundry Holdings LLC.

  Andrew B. Balson has been a Principal of Bain since June 1998 and was an Associate of Bain from 1996 to 1998. From 1994 to 1996, Mr. Balson was a Consultant for Bain & Company. Previously, he was an Associate with SBC Australia.

  James E. Haas has been Vice President and Director of Sensical Corporation, a printing company, since 1993. From 1990 to 1993, Mr. Haas was President, Chief Executive Officer and Director of Edgecomb Metals, a metals distributor. Mr. Haas is a Director of GS Technologies Corporation.

  William B. Kania has been Senior Partner of W.B. Kania & Associates, CPAs since 1987. Mr Kania is a Director of BT Financial Corporation, Chairman of North Fayette County Municipal Authority and Vice Chairman of Fayette County Industrial Development Authority. He was also a Director of Fayette Bank & Trust Company from 1989 to 1997.

ITEM 11. Executive Compensation

  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for 1998 of those persons who served as (i) Chief Executive Officer during the year, and
(ii) the other four most highly compensated executive officers of the Company or its predecessor for 1998 collectively, the "Named Executive Officers".)

                          Summary Compensation Table

                                                   Annual Compensation
                                         ---------------------------------------
                                                                  Other Annual
Name and Principal Position         Year   Salary      Bonus    Compensation (1)
---------------------------         ---- ----------- ---------- ----------------
Ray G. Anthony, Chairman and Chief
 Executive Officer................  1998 $338,623.12 $15,000.00            --
Richard Rossi, Vice President of
 Administration...................  1998   57,747.60  25,000.00   $308,500.00
Frank Hanjorgiris, Vice President
 of Sales and Marketing...........  1998  147,447.00  25,000.00    184,442.00
Michael Corn, Senior Vice
 President-Southeast Region.......  1998  126,586.50  96,000.00     34,931.00
Albert C. Bove, Senior Vice
 President-Western Region.........  1998  105,200.00  69,714.34     59,755.00

--------
(1) Represents commissions earned on the sale of new and used rental equipment, commissions earned on insurance settlements and deferred compensation.

Pension Plans

  All non-union and certain union employees of the Company are eligible to participate in the Company's profit sharing defined contribution plan. Under the plan, the Company contributes an amount determined by the Company (1% of eligible participant's compensation in 1998). The plan also includes a 401(k) savings plan feature which enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Company will match fifty percent of the contributions, up to six percent of participant's compensation.

Multi-employer Benefit Plans

  Union employees of the Company are covered by various union-sponsored, collectively bargained, benefit plans. The Company's contributions to these multi-employer plans are based on specified amounts per hours worked by the covered union employees. One such plan is currently in reorganization and the unfunded amount is being funded through ongoing contributions by all sponsoring companies. Under certain circumstances, the Company may have to accelerate such funding. In 1997, the Company paid approximately $600,000 towards its share of the unfunded plan.

Employment Agreements

  In connection with the Recapitalization, the Company entered into an employment agreement with Ray G. Anthony. Such agreement provides for: (i) a five year employment term (subject to earlier termination in certain circumstances); (ii) a minimum base salary and a bonus following the end of each fiscal year, (iii) severance benefits in certain circumstances; (iv) non-compete and non-solicitation agreements; and (v) other terms and conditions of Mr. Anthony's employment. The Company may, from time to time, enter into employment agreements with certain other members of senior management.

Management Equity Participation

  In connection with the Recapitalization, Holdings has offered and is expected to continue to offer certain members of management the opportunity to purchase up to an aggregate of 10% of the common partnership interests of holdings, including approximately 6% of which was purchased at the Closing and 4% of which is expected to be purchased in the future. In addition, in order to provide additional financial incentives to management, certain members of management are expected to be granted additional equity of up to 10% of the common partnership interests of Holdings. Such additional options are expected to be granted periodically and all options vest and become exercisable upon the occurrence of certain events. The terms of management's equity participation is expected to be determined in the second quarter of 1999.

Compensation of Members of the GP Board

  Members of the GP Board will not he compensated in connection with services provided in such capacity. Members of the GP Board will be reimbursed for any out-of-pocket expenses incurred in traveling to and from meetings of the GP Board.

Compensation and Audit Committees

  The GP Board has established an Audit Committee and a Compensation Committee. The current members of the Audit Committee are Messrs. Balson and Haas. The Audit Committee oversees actions taken by the Company's independent auditors, recommends the engagement of auditors and reviews the Company's internal accounting policies and practices. The current members of the Compensation Committee are Messrs. Edgerley and Haas. The Compensation Committee approves the compensation of executives of the Company and makes recommendations to the GP Board with respect to standards for setting compensation levels.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

                                              Number of         Percentage of
                                         Common Partnership  Common Partnership
                                           Interests on a       Interest on a
Name and Address of Beneficial Owner     Fully Diluted Basis Fully Diluted Basis
------------------------------------     ------------------- -------------------
Bain/ACR, L.L.C.(1)....................     3,444,444.44            75.6%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

Anthony Iron and Metal Company.........       820,000.00            18.0%
 c/o Anthony Crane Rental, L.P.
 1165 Camp Hollow Road West Mifflin, PA
 15122

Ray G. Anthony(2)......................       820,000.00            18.0%
 c/o Anthony Crane Rental, L.P.
 1165 Camp Hollow Road West Mifflin, PA
 15122

David W. Mahokey.......................       182,222.22             4.0%
 c/o Anthony Crane Rental, L.P.
 1165 Camp Hollow Road West Mifflin, PA
 15122

Paul Edgerley(1).......................     3,058,197.35            67.1%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

Robert C. Gay(1).......................     3,128,700.42            68.7%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

Andrew B. Balson(1)....................       150,177.65             2.4%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

James E. Haas(3).......................       233,333.33             5.1%
 c/o Haas Family Limited Partnership
 745 Beach View Drive Boca Grande, FL
 33921

Albert C. Bove.........................        45,555.56             1.0%
 c/o Anthony Crane Rental, L.P.
 1165 Camp Hollow Road West Mifflin, PA
 15122

William B. Kania.......................        17,777.78             0.4%
 c/o Anthony Crane Rental, L.P.
 1165 Camp Hollow Road West Mifflin, PA
 15122

All directors and executive (1)(2)(3)..     4,493,671.51            98.6%
 officers as a group (12 persons)

--------
(1) The limited liability company units of Bain/ACR, LL.C. will be held by Bain Capital Fund VI, L.P. ("Fund VI"), BCIP Trust Associates II ("BCIP Trust II"), BCIP Trust Associates II-B ("BCIP Trust II-B"), BCIP Associates II ("BCIP II"), ECIP Associates U-B ("BCIP II-B"), BCIP Associates II-C ("BCIP II-C") and certain unrelated entities. Messrs. Edgerley and Gay are: (i) Managing Directors of Bain Capital Investors VI, Inc., the General Partner of Bain Capital Partners VI, L.P., which is the General Partner of Fund VI; (ii) General Partners of BCIP II; (iii) General Partners of BCIP Trust II; and (iv) affiliated with BCIP II-C. Mr. Edgerley is a General Partner of BCIP Trust II--B. Mr. Gay is a General Partner of BCIP II--B. Mr. Balson is a General Partner of BCIP II--B and BCIP Trust II-B. Each of Messrs. Edgerley, Gay
   and Balson may be deemed to beneficially own units held by entities in which they have an interest and, accordingly, to beneficially own the common partnership interests of Holdings held by such entities. Each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

(2) Mr. Anthony is a General Partner of Anthony Iron and Metal Company ("AIM"). Accordingly, Mr. Anthony may be deemed to beneficially own interests owned by AIM. Mr. Anthony disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

(3) Mr. Haas is a General Partner of Haas Family Limited Partnership ("HFLP"), a member of the Equity Investor. Accordingly, Mr. Haas may be deemed to beneficially own interests beneficially owned by HFLP. Mr. Haas disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

ITEM 13. Certain Relationships and Related Transactions

Securityholders Agreement

  Upon the consummation of the Recapitalization, Holdings, the General Partner, the Equity Investors and the Predecessor Partners entered into a securityholders agreement (the "Securityholders Agreement"). The Securityholders Agreement: (i) restricts the transfer of the equity interests of Holdings; (ii) grants tag-along rights on certain transfers of equity interests of Holdings; (iii) requires each of the Equity Investors and the Predecessor Partners to consent to a sale of Holdings to an independent third party if such sale is approved by a majority of the then outstanding equity interests of Holdings; and (iv) grants preemptive rights on certain issuances of equity interests of Holdings. The foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an Initial Public Offering (as defined in the Securityholders Agreement) or a Liquidity Event. For purposes of the Securityholders Agreement, "Liquidity Event" means
(a) any sale to an Independent Third Party of all or substantially all (as defined in the Model Business Corporation Act) of the assets of Holdings and its Subsidiaries on a consolidated basis in one transaction or series of related transactions, (b) any sale to an Independent Third Party of all or substantially all of the Common Units (as defined) (or a transaction having a similar effect as contemplated by Section 13.9 of the Holdings Partnership Agreement (as defined)) in one transaction or series of related transactions, but excluding any sales of Common Units in a Public Sale (as defined in the Securityholders Agreement) or (c) a merger or consolidation or other transaction which accomplishes one of the foregoing. Certain equity holders and directors of the Issuers, including Bain, and certain other related parties received one-time transaction fees aggregating $8.8 million upon consummation of the Transactions.

Advisory Agreement

  In connection with the Transactions, the Company entered into an advisory agreement (the "Advisory Agreement") with Bain Capital, Inc. ("Bain Capital") pursuant to which Bain Capital agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain Capital. In exchange for such services, Bain Capital will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain Capital at the time of the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing. The Advisory Agreement has an initial term of ten years subject to automatic one-year extensions (unless the Company or Bain Capital provides written notice of termination), provided that the Advisory Agreement will terminate automatically upon the consummation of a transaction involving a sale of all or substantially all of the assets or partnership interests of the Company.

Registration Rights Agreement

  Upon the consummation of the Recapitalization, Holdings, the General Partner, the Equity Investors and the Predecessor Partners entered into a registration rights agreement (the "Registration Rights Agreement").

Under the Registration Rights Agreement, the holders of a majority of the Registrable Securities (as defined in the Registration Rights Agreement) owned by the Equity Investors and General Partner have the right, subject to certain conditions, to require Holdings to register any or all of their common equity interests of Holdings under the Securities Act at Holdings' expense. In addition, all holders of Registrable Securities are entitled to request the inclusion of any common equity interests of Holdings subject to the Registration Rights Agreement in any registration statement at Holdings' expense whenever Holdings proposes to register any of its common equity interests under the Securities Act. In connection with all such registrations, Holdings has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

Amended and Restated Agreement of Limited Partnership

  Holdings and each of the Equity Investors, General Partner and certain of the Predecessor Partners (collectively, the "Partners") entered into an Amended and Restated Agreement of Limited Partnership of Holdings (the "Holdings Partnership Agreement"). The Holdings Partnership Agreement governs the relative rights and duties of the Partners.

  Partnership Units. The ownership interests of the Partners consist of the Holdings Preferred Units and common units (the "Common Units"). The Common Units have voting rights and represent the common equity of Holdings. Holders of the Holdings Preferred Units do not have voting rights but are entitled to payment of unpaid yield and a return of capital contributions prior to any distributions made to holders of the Common Units.

  Distributions. Subject to any restrictions contained in any financing agreements to which Holdings or any of its Affiliates (as defined in the Holdings Partnership Agreement) is a party, the Board may make distributions, whether in cash, property or securities of Holdings, at any time or from time to time pursuant to an order of priority set forth in the Holdings Partnership Agreement. In addition, Holdings may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities.

  Management. General Partner, as general partner of Holdings, will conduct, direct and exercise full control over all activities of Holdings; however, limited partners have voting rights equivalent to their respective economic interests and, through a majority vote, can remove the General Partner.

Holdings Preferred Units

  Upon the consummation of the Recapitalization, Holdings issued the Holdings Preferred Units with a liquidation preference and fair value of approximately $22.5 million to the Predecessor Partners. The Holdings Preferred Units are not redeemable and have a yield of 11.0% per annum, compounded quarterly. Subject to any restrictions contained in any financing agreements to which Holdings or any of its Affiliates is a party, the holders of the Holdings Preferred Units are entitled to receive distributions from Holdings, including payment of the accrued interest thereon, prior to distributions in respect to any other partnership interests of Holdings.

Escrow Agreement

  Upon the consummation of the Recapitalization, the Company and the Predecessor Partners entered into an Escrow Agreement (the "Escrow Agreement") pursuant to which the Company deposited an aggregate of $4.0 million with an escrow agent in connection with certain distribution amount adjustment provisions and certain indemnification provisions for the benefit of the Company pursuant to the Recapitalization Agreement. The Escrow Agreement provides for the payment of a distribution amount adjustment to the Company or the Predecessor Partners based on a targeted level of Consolidated Net Worth (as defined in the Recapitalization Agreement) for the Company as of the Closing Date. In addition, the Escrow Agreement provides for the payment of indemnity claims to either the Equity Investors, the Company or the Predecessor Partners upon any breach by another party of any representation, warranty, covenant or agreement made in the Recapitalization Agreement. If, upon payment of the distribution amount adjustment and indemnity claims, if any, the escrow fund holds greater than $2.0 million, such amount in excess of $2.0 million) shall be distributed to the Predecessor Partners. Amounts not in dispute on the first anniversary of the Recapitalization shall be distributed to the Predecessor Partners. The amount of the adjustment has not yet been determined.

Other Related Party Transactions and Potential Conflict of Interest

  The Partnership periodically rents and sells equipment to affiliated companies. Rental revenues from such transactions totaled approximately $498,000 ,$682,000, and $423,000 and gross proceeds from equipment sales totaled $670,000, $119,000 and $45,000 in 1998, 1997 and 1996, respectively.
In addition, the Partnership rents equipment, utilizes personnel, and purchases equipment from affiliated companies. Expenses from such transactions totaled $851, $652, and $198 in 1998, 1997 and 1996, respectively, and purchases of equipment totaled $79,000, $218,000 and $50,000 in 1998, 1997 and 1996, respectively. In addition, subsequent to the Recapitalization, the Partnership also reimburses Mr. Anthony for the Partnership use of his personal airplanes. Such reimbursement totaled $234,000 in 1998.

  The Partnership periodically has made advances to Mr. Anthony. Such advances, which totaled $3,950 at December 31, 1998 and 1997, have no specific repayment terms and have been classified as a reduction of partners' capital in the accompanying Partnership's balance sheets. For federal income tax purposes, the advances are treated as distributions to Anthony Iron and Metal Company. In addition, during 1997, advances and other receivables due from Mr. Anthony totaling $806,000 were charged to the partners' capital account.

  Certain employees of the Company have from time to time received equity interests in entities controlled by Mr. Anthony in conjunction with their affiliation with the Company.

  The GP Board is expected to adopt a Corporate Compliance Policy for the Company. Such policy will be administered by a Corporate Compliance Officer. Pursuant to such policy, the Company will prohibit its employees from engaging in any activity or conduct which appears to conflict with the interests of the Company, its customers or its suppliers. Reports of any violations of the policy will be investigated by the Company.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Exhibits

  (b) Financial Statement Schedules

Schedule II--Valuation & Qualifying Accounts


                                     Balance at                        Balance
                                     Beginning   Charged               at End
Classification                       Of Period  To Expense Deductions of Period
--------------                       ---------- ---------- ---------- ---------
Year ended December 31, 1998
Allowance for Doubtful Accounts.....   $1,840     $  475     $(815)    $1,500
Year ended December 31, 1997
Allowance for Doubtful Accounts.....   $1,850     $  428     $(438)    $1,840
Year ended December 31, 1996
Allowance for Doubtful Accounts.....   $1,500     $1,071     $(721)    $1,850

  All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

  (c) Report of Independent Accountants

  In connection with our audits of the consolidated financial statements of Anthony Crane Rental Holdings, L.P. and subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14 in this Form 10-K.

  In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Pittsburgh,
Pennsylvania
February 19, 1999,
except for Note 15,
as to which the date
is March 23, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Mifflin, State of Pennsylvania, on March 31, 1999.

                                          Anthony Crane Rental Holdings, L.P.

                                          By:/s/ Ray G. Anthony
                                            ...................................
                                            Name: Ray G. Anthony
                                            Title: Chairman and Chief
                                            Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 1999.

     /s/ Ray G. Anthony
 .............................  Chairman and Chief
       Ray G. Anthony          Executive Officer
                               (principal executive
                               officer)

   /s/ Dale A. Buckwalter
 .............................  Chief Financial
     Dale A. Buckwalter        Officer (principal
                               financial and
                               accounting officer

    /s/ David W. Mahokey
 .............................  Member of the Board and
      David W. Mahokey         Chief Operating Officer

      /s/ Paul Edgerley
 .............................  Member of the Board
        Paul Edgerley

      /s/ Robert C. Gay
 .............................  Member of the Board
        Robert C. Gay

    /s/ Andrew B. Balson
 .............................  Member of the Board
      Andrew B. Balson

 .............................  Member of the Board
        James E. Haas

    /s/ William B. Kania
 .............................  Member of the Board
      William B. Kania

                                 EXHIBIT INDEX

(1) Exhibits.

  2.1 Recapitalization Agreement. dated as of June 1, 1998, by and among Anthony Crane Rental, L.P, Bain/ACR, L.L.C., ACR Management, L.L.C. and the current owners named therein.*
  3.1  Certificate of limited partnership of Anthony Crane Rental Holdings,
       L.P.*
  3.2  Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental Holdings, LP*
  3.3  Certificate of Incorporation of Anthony Crane Holdings Capital
       Corporation*
  3.4  Bylaws of Anthony Crane Holdings Capital Corporation.*
  4.1  Indenture, dated as of July 22, 1998, among Anthony Crane Rental
       Holdings, L.P., Anthony Crane Holdings Capital Corporation and State
       Street Bank and Trust Company.*
 10.1  Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental Holdings, L.P., Anthony Crane Holdings Capital Corporation and the Initial Purchasers.*
 10.2  Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., Anthony Crane Holdings Capital
       Corporation and the Initial Purchasers.*
 10.3  Revolving Credit Agreement, dated as of July 22, 1998, among Anthony
       Crane Rental, L.P., Anthony Crane Rental Holdings, L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs Credit Partners L.P., Fleet
       National Bank and DLJ Capital Fund, Inc.*
 10.4  Term Loan Credit Agreement, dated as of July 22, 1998, among Anthony
       Crane Rental, L.P., Anthony Crane Rental Holdings, L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs Credit Partners, L.P., Fleet
       National Bank and DLJ Capital Funding, Inc.*
 10.5  Securityholders Agreement, dated as of July 22, 1998, by and among ACR
       Management, LL.C., Anthony Crane Rental Holdings, L.P. and the
       Securityholders.*
 10.6  Registration Rights Agreement, made as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., ACR Management, L.L.C., Bain/ACR,
       L.L.C. and the Current Owners.*
 10.7  Advisory Agreement, dated as of July 22, 1998, by and among Bain
       Capital, Inc., Anthony Crane Rental Holdings, L.P. and Anthony Crane
       Rental, L.P.*
 10.8  Escrow Agreement, dated as of July 22, 1998, by and among Anthony Crane
       Rental, L.P., Anthony Iron & Metal Company, David W. Mahokey and Brown
       Brothers Harriman & Co.*
 10.9  Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental, L..P.*
 10.10 Indenture, dated as of July 22, 1998, by and among Anthony Crane Rental,
       L.P., Anthony Crane Capital Corporation, the Guarantors and State Street
       Bank and Trust Company.*
 10.11 Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental, L.P., Anthony Crane Capital Corporation, the Guarantors and the Initial Purchasers.*
 10.12 Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental L.P., Anthony Crane Capital Corporation, the
       Guarantors and the Initial Purchasers.*
 10.13 Employment Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P. and Ray G. Anthony.*
 10.14 Consulting and Noncompetition Agreement, dated as of July 22, 1998, by and between Anthony Crane Rental, L.P. and Samuel R. Anthony.*
 10.15 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey.*
 10.16 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur
       J. Innamorato.*
 10.17 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert
       C. Bove.*
 10.18 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and William
       B. Kania.*
 10.19 Liability Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P. and Anthony Crane Capital Corporation.*

 10.20 Liability Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental Holdings, L.P. and Anthony Crane Holdings Capital
       Corporation.*
 10.21 Agreement, dated as of August 1, 1996, between Hess Oil Virgin Islands
       Corp. and Anthony Crane International, L.P.*
 10.22 Sale and Lease Agreement, dated as of July 25, 1996, by and between Anthony Crane Sales & Leasing, L.P. and Hess Oil Virgin Islands Corp.*
 10.23 Master Rental Agreement for Bare Rental Equipment, Dated as of August 1,
       1996, by and between Anthony Crane Sales & Leasing, L.P. and Hess Oil
       Virgin Islands Corp.*
 12.1  Computation of Ratio of Earnings to Fixed Charges.
 21.1  Subsidiaries of Anthony Crane Rental, L.P.*
 23.1 Consent of PricewaterhouseCoopers LLP (contained herein as page 47 of this Form 10-K)
 27.1  Financial Data Schedule

--------
* Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-4 (No. 333-65003).