Form 10-Q
period 1999-06-30
ANTHONY CRANE RENTAL HOLDINGS LP
filed 1999-08-13
CIK 1070316

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period        to

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

                                Yes [X]  No [_]

Number of common partnership interests outstanding as of August 13, 1999:

                Class L Common Partnership Interests: 456 Units
               Class A Common Partnership Interests: 4,100 units

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                 For the Quarterly Period Ended June 30, 1999

                               TABLE OF CONTENTS

                                      Part I

 ITEM 1 Index to Financial Statements....................................    2

 ITEM 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   17

                                     Part II

 ITEM 1 Legal Proceedings................................................   22

 ITEM 2 Changes in Securities............................................    *

 ITEM 3 Defaults Upon Senior Securities..................................    *

 ITEM 4 Submission of Matters to a Vote of Security Holders..............    *

 ITEM 5 Other Information................................................    *

 ITEM 6 Index to Exhibits and Reports on Form 8-K........................   22

        Signatures.......................................................   23

--------
* Item not applicable to the Registration for this filing on Form 10-Q.

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets--June 30, 1999 (Unaudited) and De-
 cember 31, 1998.........................................................   3

Condensed Consolidated Statements of Operations for the Three Months
 Ended June 30, 1999 and 1998 (Unaudited)................................   4

Condensed Consolidated Statements of Operations for the Six Months Ended
 June 30, 1999 and 1998 (Unaudited)......................................   5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
 June 30, 1999 and 1998 (Unaudited)......................................   6

Notes to Condensed Consolidated Financial Statements.....................   7

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $  7,436     $  5,633
  Trade accounts receivable, net of allowance for
   doubtful accounts of $1,684 at June 30 and $1,500
   at December 31.....................................    37,063       27,774
  Other receivables...................................     3,561        2,192
  Prepaid expenses and deposits.......................     1,261        1,382
                                                        --------     --------
    Total current assets..............................    49,321       36,981
  Rental equipment, net...............................   367,883      282,679
  Property and equipment, net.........................    58,758       50,368
  Intangible assets, net..............................     5,213        3,334
  Debt issuance costs, net............................    17,726       18,333
  Other assets........................................       640          497
                                                        --------     --------
    Total assets......................................  $499,541     $392,192
                                                        ========     ========
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current Liabilities:
  Cash overdraft......................................  $  2,789     $  1,195
  Accounts payable--trade.............................    27,994        7,890
  Accrued interest....................................     9,497        9,216
  Accrued wages and employee benefits.................     3,040        2,258
  Accrued taxes, other than income taxes..............     4,560        4,430
  Other accrued liabilities...........................     1,179        1,897
  Current portion of obligation under capital leases..     4,858           94
                                                        --------     --------
    Total current liabilities.........................    53,917       26,980
  Long-term debt, less current portion (Note 4).......   465,245      379,561
  Long-term obligation under capital leases...........       750          772
  Other non-current liabilities.......................     2,285        1,684
                                                        --------     --------
    Total liabilities.................................   522,197      408,997
                                                        --------     --------
Partners' capital (deficit):
  Senior Preferred Units..............................    22,500       22,500
  Equity Investors Class L Common Units...............    26,821       27,107
  Equity Investors Class A Common Units...............   (12,854)     (10,279)
  Predecessor Partners Class L Common Units...........       744          807
  Predecessor Partners Class A Common Units...........   (59,926)     (56,999)
  Accumulated other comprehensive income..............        59           59
                                                        --------     --------
    Total partners' capital (deficit).................   (22,656)     (16,805)
                                                        --------     --------
Total liabilities and partners' capital (deficit).....  $499,541     $392,192
                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               For the three months ended June 30, 1999 and 1998
                                 (In thousands)

                                                           Three Months Ended
                                                                June 30,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                                               (Unaudited)
Revenues:
  Equipment rentals....................................... $  53,494  $  46,572
  Equipment sales.........................................     7,879      4,514
                                                           ---------  ---------
    Total revenues........................................    61,373     51,086
                                                           ---------  ---------
Cost of revenues:
  Cost of equipment rentals...............................    33,747     27,224
  Cost of equipment sales.................................     7,094      3,591
                                                           ---------  ---------
    Total cost of revenues................................    40,841     30,815
                                                           ---------  ---------
Gross profit..............................................    20,532     20,271
Selling, general and administrative expenses..............    11,639      9,898
                                                           ---------  ---------
Income from operations....................................     8,893     10,373
Interest expense..........................................    10,537      4,405
Other (income) expense, net...............................      (189)       203
                                                           ---------  ---------
(Loss) income before taxes................................    (1,455)     5,765
                                                           ---------  ---------
Provision for state taxes.................................        --         --
                                                           ---------  ---------
Net (loss) income......................................... $  (1,455) $   5,765
                                                           =========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the six months ended June 30, 1999 and 1998
                                 (In thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                                (Unaudited)
Revenues:
  Equipment rentals.......................................... $ 99,761  $90,153
  Equipment sales............................................   10,513    9,396
                                                              --------  -------
    Total revenues...........................................  110,274   99,549
                                                              --------  -------
Cost of revenues:
  Cost of equipment rentals..................................   63,426   54,040
  Cost of equipment sales....................................    8,915    7,687
                                                              --------  -------
    Total cost of revenues...................................   72,341   61,727
                                                              --------  -------
Gross profit.................................................   37,933   37,822
Selling, general and administrative expenses.................   21,269   19,343
                                                              --------  -------
Income from operations.......................................   16,664   18,479
Interest expense.............................................   20,241    8,620
Other (income) expense, net..................................     (187)    (470)
                                                              --------  -------
(Loss) income before taxes...................................   (3,390)  10,329
                                                              --------  -------
Provision for state taxes....................................      101       60
                                                              --------  -------
Net (loss) income............................................ $ (3,491) $10,269
                                                              ========  =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (Unaudited)
Net cash provided by operating activities.................. $  1,107  $ 15,070
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired................................................  (38,140)       --
  Proceeds from sale of fixed assets, including rental
   equipment...............................................    7,932     5,149
  Proceeds from sale of property...........................       --     6,055
  Capital expenditures.....................................  (51,749)  (42,474)
  Other....................................................       --       (58)
                                                            --------  --------
    Net cash used in investing activities..................  (81,957)  (31,328)
                                                            --------  --------
Cash flows from financing activities:
  Change in cash overdraft.................................    1,594        --
  Proceeds from issuance of debt...........................   84,000    26,000
  Payments on debt.........................................     (273)       --
  Payments under capital leases............................     (198)      (45)
  Expenditures for debt issuance costs and other
   intangibles.............................................   (1,160)   (2,304)
  Partner withdrawals......................................   (1,310)   (9,551)
                                                            --------  --------
    Net cash provided by financing activities..............   82,653    14,100
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......    1,803    (2,158)
Cash and cash equivalents, beginning of period.............    5,633     4,375
                                                            --------  --------
Cash and cash equivalents, end of period................... $  7,436  $  2,217
                                                            ========  ========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable........................................ $ 25,032  $ 13,365
                                                            ========  ========
  Non-cash partner withdrawals............................. $  1,050  $  3,463
                                                            ========  ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)

1. Description of Business

  Anthony Crane Rental, L.P. (the "Company") its subsidiaries and, effective July 22, 1998, its parent, Anthony Crane Rental Holdings, L.P. ("Holdings") (collectively, the "Partnership") are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries. The Partnership provides twenty-four hour service, seven days a week to customers principally in the United States. The Partnership also sells new and used equipment to commercial construction, industrial and residential users. Effective July 22, 1998, as part of the Company's recapitalization, the Company became 99% directly-owned by Holdings (a former subsidiary of the Company which has no current operations other than through the Company).

2. Basis of Presentation

  The condensed consolidated financial statements include the accounts of Holdings and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The accompanying condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

  In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. Net loss for the three and six month periods ended June 30, 1999, is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

  Supplemental cash flow information with respect to acquisitions discussed in
Note 5 was as follows:

Detail of Acquisitions:
  Fair value of assets acquired, net of cash acquired.................. $47,974
  Fair value of liabilities assumed....................................  (9,334)
  Note payable to seller...............................................    (500)
                                                                        -------
    Cash paid for acquisitions......................................... $38,140
                                                                        =======

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4. Long-Term Debt

  Long-term debt consists of the following:

                                                      June 30,    December 31,
                                                        1999          1998
                                                      --------    ------------
10 3/8% Company Senior Notes, due 2008 (A)........... $155,000      $155,000
13 3/8% Holdings Senior Discount Debentures, due
 2009 (B)............................................   28,245(1)     26,561
Senior Credit Facility of the Company (C)
  Revolving Credit Facility..........................  232,000       148,000
  Term Loan..........................................   50,000        50,000
                                                      --------      --------
                                                      $465,245      $379,561
                                                      ========      ========

--------
(1) Net of unamortized discount on debentures of $19,755 and $21,439 at June 30, 1999 and December 31, 1998, respectively.

(A) The Senior Notes of $155 million were issued in connection with the Company's recapitalization and mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

    The Senior Notes are not redeemable prior to August 1, 2003. Thereafter, the Senior Notes may be redeemed at any time at the option of the Company at premium percentages ranging between approximately 105% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Senior Notes may be redeemed at no premium to the Company. Notwithstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Senior Notes originally issued under the Senior Notes Indenture at a redemption price of approximately 110 3/8% of the principal if that redemption is paid for with the proceeds of an equity offering.

    The Senior Notes Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

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

    The Discount Debentures are not redeemable prior to August 1, 2003. Thereafter, the Discount Debentures may be redeemed by the Company at premium percentages ranging between approximately 107% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Discount Debentures may be redeemed at no premium to the Company. Not withstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Discount Debentures

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4. Long-Term Debt (continued)

    originally issued under the Discount Debenture Indenture at a redemption price of approximately 113 3/8% of the accreted value, plus liquidated damages, if that redemption is paid for with the proceeds of an equity offering.

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

    The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan ( subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBO breakage costs, if any, shall be borne by the Company. The Senior Credit Facilities contains certain restrictive covenants, the most restrictive of which include financial ratios.

    The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4. Long-Term Debt (continued)

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   1999................................................................       --
   2000................................................................       --
   2001................................................................       --
   2002................................................................       --
   2003................................................................       --
   Thereafter..........................................................  465,245
                                                                        --------
                                                                        $465,245
                                                                        ========

5. Business Acquisitions

  On June 4, 1999, the Company acquired substantially all of the assets and assumed certain liabilities and obligations of Dunn Equipment, Inc., Texas Matt & Rigging, Inc., J. Dunn and J. Dunn, Inc., Houston Industrial Services, Inc., and D & D Leasing, Inc. (collectively, the "Dunn Companies").

  For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, the Dunn Companies results are included in the condensed consolidated financial statements since the date of acquisition. The purchase price of approximately $30.6 million in cash, which was financed through borrowings under the Company's Senior Credit Facilities, has been allocated to the Dunn Companies' assets and liabilities based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired (Goodwill) approximated $.6 million and is being amortized over 10 years.

  The unaudited pro forma combined historical results, as if the Dunn Companies had been acquired at the beginning of the six months ended June 30, 1999 and 1998, respectively, are estimated to be:

                                                                  Pro Forma
                                                              Six Months Ended
                                                              ------------------
                                                              June 30,  June 30,
                                                                1999      1998
                                                              --------  --------
                                                                 (Dollars in
                                                                 thousands)
Total revenues............................................... $120,134  $109,409
Net (loss) income............................................ $ (3,814) $  9,946

  The pro forma consolidated results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future consolidated results.

  On March 31, 1999, the Company acquired all of the outstanding common stock of Husky Crane, Inc. (Husky Crane) and certain assets of Paradise Equipment Company, a limited partnership in which the 100% stockholder of Husky Crane is the majority partner, as well as certain other assets owned personally by this stockholder. The purchase price for the acquisition at closing was approximately $8.5 million in cash with an additional payment of $.5 million payable to the seller contingent upon the satisfaction of certain defined criteria. Management believes that it is probable that the seller will satisfy the defined criteria and accordingly, the Company has included the $.5 million payable to seller as part of the purchase price.

  The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


5. Business Acquisitions (continued)

values at the date of acquisition. Goodwill in the amount of $1.3 million was recorded as a result of the acquisition and is being amortized over five years.

  The operating results of the Husky Crane acquisition are included in the condensed consolidated financial statements since the date of acquisition. Certain required pro forma financial information related to the Husky Crane acquisition has not been presented since the acquisition was not material to the Partnership's condensed consolidated financial position or its consolidated results of operations.

6. Lease Commitments

  In April 1997, the Partnership entered into a capital lease agreement for the lease of twenty trucks. The lease has a term of three years with a bargain purchase option at the end of the lease agreement. Interest rates under the capital lease agreement range from approximately 19% to 22%.

  In connection with the acquisitions discussed in Note 5, the Partnership assumed obligations related to six capital leases. Management intends to pay off these obligations and, accordingly, has recorded these obligations as current liabilities.

  The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 1999:

Year ending December 31:
1999.................................................................... $4,940
2000....................................................................    806
                                                                         ------
Total minimum lease payments............................................  5,746
Less amount representing interest.......................................    138
                                                                         ------
Present value of minimum lease payments.................................  5,608
Less current portion....................................................  4,858
                                                                         ------
                                                                         $  750
                                                                         ======

  Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $6,165 and $376, respectively, at June 30, 1999 and $1,035 and $215, respectively, at December 31, 1998.

7. Contingencies

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

                                 (In thousands)


7. Contingencies (continued)

consequential damages that may be proved at trial for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. The Company has denied any liability and intends to vigorously defend the claims.

  The Company is a party to a number of other lawsuits and claims arising out of the usual course of business.

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the former owners (Predecessor Partners).

  During the second quarter of 1999, the Company received a revised assessment from a local taxing authority resulting from a local sales and use tax audit. The initial assessment of $8.6 million, including interest and penalties of $1.9 million and $1.3 million, respectively, has been reduced to $2.4 million, including interest and penalties of $.6 million and $.4 million, respectively. Although the Company intends to appeal the assessment, a liability was recorded at December 31, 1998 and June 30, 1999 for approximately $3.2 million for such tax liabilities.

8. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's new Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of June 30, 1999 and December 31, 1998, the results of operations for the three and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors. In connection with the Company's recapitalization, Holdings created a wholly-owned subsidiary, Anthony Crane Holdings Capital Corporation (AC Holdings Corp.), for the sole purpose of serving as co-issuer of the Senior Discount Debentures. AC Holdings Corp. does not have any operations or assets of any kind and will not have any revenues. As a result, no separate disclosure of AC Holdings Corp.'s financial information has been provided as such disclosure would not be meaningful given AC Holdings Corp.'s lack of operations and assets.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


8. Subsidiary Guarantors (continued)

  The following table summarizes the financial position for Holdings, the Company and the Company's guarantor subsidiaries as of June 30, 1999 and December 31, 1998:

                                                June 30, 1999
                          ---------------------------------------------------------
                                   Operating  Guarantor   Intercompany
                          Holdings  Company  Subsidiaries Eliminations Consolidated
BALANCE SHEETS            -------- --------- ------------ ------------ ------------
                                                 (Unaudited)
Assets:
Total current assets....       --  $ 50,299    $ 1,427      $ (2,405)    $ 49,321
Investment in
 subsidiaries...........  $80,512    10,859         --       (91,371)          --
Rental equipment, net of
 accumulated
 depreciation...........       --   357,913      9,970            --      367,883
Property and equipment,
 net of accumulated
 depreciation...........       --    56,848      1,910            --       58,758
Other assets............    1,651    21,835         93            --       23,579
                          -------  --------    -------      --------     --------
  Total assets..........  $82,163  $497,754    $13,400      $(93,776)    $499,541
                          =======  ========    =======      ========     ========
Liabilities and
 partners' capital
 (deficit):
Total current
 liabilities............       --  $ 53,781    $ 2,541      $ (2,405)    $ 53,917
Long term debt, less
 current portion........  $28,245   437,000         --            --      465,245
Other non-current
 liabilities............       --     3,035         --            --        3,035
                          -------  --------    -------      --------     --------
  Total liabilities.....   28,245   493,816      2,541        (2,405)     522,197
Partners' capital
 (deficit)..............   53,918     3,938     10,859       (91,371)     (22,656)
                          -------  --------    -------      --------     --------
  Total liabilities and
   partners' capital
   (deficit)............  $82,163  $497,754    $13,400      $(93,776)    $499,541
                          =======  ========    =======      ========     ========
                                              December 31, 1998
                          ---------------------------------------------------------
Assets:
Total current assets....       --  $ 38,480    $ 1,861      $ (3,360)    $ 36,981
Investment in
 subsidiaries...........  $80,714     9,052         --       (89,766)          --
Rental equipment, net of
 accumulated
 depreciation...........       --   272,309     10,370            --      282,679
Property and equipment,
 net of accumulated
 depreciation...........       --    48,704      1,664            --       50,368
Other assets............    1,532    20,516        116            --       22,164
                          -------  --------    -------      --------     --------
  Total assets..........  $82,246  $389,061    $14,011      $(93,126)    $392,192
                          =======  ========    =======      ========     ========
Liabilities and
 partners' capital
 (deficit):
Total current
 liabilities............       --  $ 25,381    $ 4,959      $ (3,360)    $ 26,980
Long term debt, less
 current portion........  $26,561   353,000         --            --      379,561
Other non-current
 liabilities............       --     2,456         --            --        2,456
                          -------  --------    -------      --------     --------
  Total liabilities.....   26,561   380,837      4,959        (3,360)     408,997
Partners' capital
 (deficit)..............   55,685     8,224      9,052       (89,766)     (16,805)
                          -------  --------    -------      --------     --------
  Total liabilities and
   partners' capital
   (deficit)............  $82,246  $389,061    $14,011      $(93,126)    $392,192
                          =======  ========    =======      ========     ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


8. Subsidiary Guarantors (continued)

  The following table summarizes the results of operations for Holdings, the Company and the Company's guarantor subsidiaries for the three months and six months ended June 30, 1999 and 1998.

                                      Three Months Ended June 30, 1999
                          -----------------------------------------------------------
                                    Operating   Guarantor     Interco.
                          Holdings   Company   Subsidiaries Eliminations Consolidated
STATEMENT OF OPERATIONS   --------  ---------  ------------ ------------ ------------
                                                 (Unaudited)
Total revenues..........  $    --   $ 58,797      $2,576        $ --       $ 61,373
                          -------   --------      ------        ----       --------
Total cost of revenues..       --     39,552       1,289          --         40,841
Selling, general and
 administrative.........       --     11,400         239          --         11,639
                          -------   --------      ------        ----       --------
Income from operations..       --      7,845       1,048          --          8,893
Interest expense and
 other (income) expense,
 net....................      893      9,153         302          --         10,348
                          -------   --------      ------        ----       --------
Income (loss) before
 taxes..................     (893)    (1,308)        746          --         (1,455)
Provision for state
 taxes..................       --         --          --          --             --
                          -------   --------      ------        ----       --------
Net income (loss).......  $  (893)  $ (1,308)     $  746        $ --       $ (1,455)
                          =======   ========      ======        ====       ========

                                      Three Months Ended June 30, 1998
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $    --   $ 48,399      $2,687        $ --       $ 51,086
                          -------   --------      ------        ----       --------
Total cost of revenues..       --     29,498       1,317          --         30,815
Selling, general and
 administrative.........       --      9,443         455          --          9,898
                          -------   --------      ------        ----       --------
Income from operations..       --      9,458         915          --         10,373
Interest expense and
 other (income) expense,
 net....................       --      4,446         162          --          4,608
                          -------   --------      ------        ----       --------
Income before taxes.....       --      5,012         753          --          5,765
Provision for state
 taxes..................       --         --          --          --             --
                          -------   --------      ------        ----       --------
Net income..............  $    --   $  5,012      $  753        $ --       $  5,765
                          =======   ========      ======        ====       ========
                                       Six Months Ended June 30, 1999
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $    --   $104,734      $5,540        $ --       $110,274
                          -------   --------      ------        ----       --------
Total cost of revenues..       --     69,670       2,671          --         72,341
Selling, general and
 administrative.........       --     20,831         438          --         21,269
                          -------   --------      ------        ----       --------
Income from operations..       --     14,233       2,431          --         16,664
Interest expense and
 other (income) expense,
 net....................    1,768     17,644         642          --         20,054
                          -------   --------      ------        ----       --------
Income (loss) before
 taxes..................   (1,768)    (3,411)      1,789          --         (3,390)
Provision for state
 taxes..................       --        101          --          --            101
                          -------   --------      ------        ----       --------
Net income (loss).......  $(1,768)  $ (3,512)     $1,789        $ --       $ (3,491)
                          =======   ========      ======        ====       ========

                                       Six Months Ended June 30, 1998
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $    --   $ 94,161      $5,388        $ --       $ 99,549
                          -------   --------      ------        ----       --------
Total cost of revenues..       --     59,239       2,488          --         61,727
Selling, general and
 administrative.........       --     18,465         878          --         19,343
                          -------   --------      ------        ----       --------
Income from operations..       --     16,457       2,022          --         18,479
Interest expense and
 other (income) expense,
 net....................       --      7,837         313          --          8,150
                          -------   --------      ------        ----       --------
Income before taxes.....       --      8,620       1,709          --         10,329
Provision for state
 taxes..................       --         60          --          --             60
                          -------   --------      ------        ----       --------
Net income..............  $    --   $  8,560      $1,709        $ --       $ 10,269
                          =======   ========      ======        ====       ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


8. Subsidiary Guarantors (continued)

  The following table summarizes the cash flows for Holdings, the Company and the Company's guarantor subsidiaries for the six months ended June 30, 1999 and 1998.

                                       Six Months Ended June 30, 1999
                          ----------------------------------------------------------
                                   Operating   Guarantor   Intercompany
                          Holdings  Company   Subsidiaries Eliminations Consolidated
STATEMENTS OF CASH FLOWS  -------- ---------  ------------ ------------ ------------
                                                 (Unaudited)
Net cash (used in)
 provided by operating
 activities.............   $  --   $   (107)    $ 1,214       $  --       $  1,107
                           -----   --------     -------       -----       --------
Net cash (used in)
 provided by investing
 activities.............   $ 201   $(80,863)    $(1,094)      $(201)      $(81,957)
                           -----   --------     -------       -----       --------
Net cash (used in)
 provided by financing
 activities.............   $(201)  $ 82,653     $    --       $ 201       $ 82,653
                           -----   --------     -------       -----       --------
                                       Six Months Ended June 30, 1998
                          ----------------------------------------------------------
                                                 (Unaudited)
Net cash provided by
 operating activities...   $  --   $ 14,907     $   163       $  --       $ 15,070
                           -----   --------     -------       -----       --------
Net cash used in
 investing activities...   $  --   $(31,141)    $  (187)      $  --       $(31,328)
                           -----   --------     -------       -----       --------
Net cash provided by
 financing activities...   $  --   $ 14,100     $    --       $  --       $ 14,100
                           -----   --------     -------       -----       --------

9. Equity-Preferred and Common Units

  Holdings has three classes of partnership units: (i) Class A Preferred (ii) Class L Common (iii) Class A Common. Upon liquidation or distribution of capital, the Class A Preferred Unitholders are entitled to receive a preferential distribution on payment of dividends equal to an 11% annual return, compounded quarterly, on their original investment of $22.5 million. In addition, the Class A Preferred Unitholders have a liquidation preference on their original investment prior to any dividends or distributions made to Class L or Class A Common Unitholders. As of June 30, 1999 and December 31, 1998, the cumulative preferred dividends were approximately $2,471 and $1,099, respectively.

  Upon satisfaction of the Class A Preferred cumulative dividends and the liquidation preference of the original investment of Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution on payment of dividends equal to a 12% annual return, compounded quarterly on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference on their original investment prior to any dividends or distributions to the Class A Common Unitholders. As of June 30, 1999 and December 31, 1998, the cumulative preferred dividends were approximately $4,446 and $1,968 respectively.

  Upon satisfaction of the aggregate liquidation preferences of both Class A Preferred and Class L Common Unitholders, any remaining distributions will be made ratably among the Class L and Class A Common Unitholders.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


10. Subsequent Events

 Amendment of the Senior Credit Facility

  On July 1, 1999, the Company entered into an amendment to its Senior Credit Facilities providing for an increase of $150 million to its existing Revolving Credit Facility and the issuance of $250 million of Term B loans.

 Business Acquisition

  On July 1, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities and obligations of Carlisle Construction Co., Inc., and its subsidiaries (Carlisle).

  For financial statement purposes, the acquisition will be accounted for as a purchase and, accordingly, Carlisle's results will be included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $177.5 million was financed through the issuance of $20 million of Class B Preferred Units of Holdings and additional cash borrowings under the Company's Senior Credit Facilities.

  The unaudited pro forma combined historical results, as if Carlisle (together with the Dunn Companies) had been acquired at the beginning of the six months ended June 30, 1999 and 1998, respectively, are estimated to be:

                                                               Pro Forma
                                                           Six Months Ended
                                                        ------------------------
                                                         June 30,     June 30,
                                                           1999         1998
                                                        -----------  -----------
                                                        (Dollars in thousands)
Total revenues......................................... $   168,945  $   148,819
Net (loss) income...................................... $      (216) $     6,039

  The pro forma consolidated results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of the future consolidated results.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
 1998

  Equipment Rental Revenues: Revenues from equipment rentals increased $6.9 million, or 14.8%, to $53.5 million for the three months ended June 30, 1999 as compared to $46.6 million for the same period in the prior year. This increase was largely due to the continued growth of the Company's existing yards, reflecting the impact of the equipment purchased in 1998 and early 1999, and the continued growth of the operations in California. Additionally, the increase was due to the revenues generated by the Husky and Dunn Companies acquisitions, which amounted to approximately $2.0 million for the three months ended June 30, 1999. Management noted that revenues from equipment rentals continue to be adversely affected, especially in the Company's central region, by market dynamics which continue to affect the maintenance activities of its petrochemical customers.

  Equipment Sales: Revenues from equipment sales increased $3.4 million, or 75.6%, to $7.9 million for the three months ended June 30, 1999 as compared to $4.5 million for the same period in the prior year. This increase was primarily attributable to significantly higher levels of activity in the Company's fleet management program through upgrading the fleet and selling older and under-utilized cranes. Management expects to see a continued increase in equipment sales throughout the remainder of the year.

  Total Revenues: Based on the foregoing, total revenues increased $10.3 million, or 20.2%, to $61.4 million for the three months ended June 30, 1999 as compared to $51.1 million for the same period in the prior year.

  Gross Profit: Gross profit from equipment rentals remained relatively consistent, increasing $.4 million, or 2.1%, to $19.7 million for the three months ended June 30, 1999 as compared to $19.3 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 36.9% for the three months ended June 30, 1999 as compared to 41.5% for the same period in the prior year. This decrease in gross profit margin is primarily attributable to increased depreciation on rental equipment, which amounted to $6.8 million for the three months ended June 30, 1999 as compared to $4.8 million for the same period in the prior year. Additionally, the decrease is due to increased salaries and wages and employee benefit costs associated with the acquired companies and the growth in the California yards, and additional costs incurred to support the Company's yard expansions and expected future growth. Gross profit margin from equipment rentals also continues to be negatively impacted by the delay of the industrial maintenance activities discussed above.

  Gross profit from equipment sales decreased to $.8 million for the three months ended June 30, 1999 as compared to $.9 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit decreased to 10.0% for the three months ended June 30, 1999 as compared to 20.4% for the same period in the prior year. The decrease in the gross margin percentage was due to the sale of certain used equipment during the three months ended June 30, 1998, which generated unusually large margins. Equipment sales in the three months ended June 30, 1999 generated more normal margin percentages.

  Based on the foregoing, total gross profit remained relatively constant, increasing from $20.3 million for the three months ended June 30, 1998 to $20.5 million for the three months ended June 30, 1999.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $1.7 million, or 17.2%, to $11.6 million for the three months ended June 30, 1999 compared to $9.9 million for the same period in the prior year. As a percent of total revenues, selling, general and administrative expenses remained relatively consistent, equaling 19.0% for the three months ended June 30, 1999 as compared to 19.4% for the same period in the prior year. The increase in selling, general and administrative expenses is primarily the result of increased travel costs, training activities, costs associated with the Husky and Dunn Companies acquisitions and an increase in administrative and consulting fees resulting from the Company's recapitalization in July 1998 and the associated new reporting requirements. Finally, depreciation and amortization costs increased as a result of the new properties and intangible assets acquired. Depreciation and amortization totaled approximately $1.8 million for the three months ended June 30, 1999 as compared to $1.6 million for the same period in the prior year.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $.9 million, or 5.6%, to $17.1 million for the three months ended June 30, 1999, compared to $16.2 million for the same period in the prior year. EBITDA from equipment rentals (as defined to equal revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $.9 million, or 5.7%, to $16.7 million for the three months ended June 30, 1999 compared to $15.8 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 31.2% for the three months ended June 30, 1999 compared to 33.9% for the same period in the prior year. This decrease is due to the factors discussed above.

  Interest Expense: Interest expense increased $6.1 million, or 138.6%, to $10.5 million for the three months ended June 30, 1999 compared to $4.4 million for the same period in the prior year. This increase reflected the higher level of borrowings outstanding attributable to the Company's recapitalization transaction consummated in July 1998, acquisitions and the Company's continued investment in rental equipment.

  Other (Income) Expense: Other (income) expense increased to $(.2) million or 200.0% from $.2 million for the three months ended June 30, 1998. This increase is primarily attributable to the sale of property and other asset dispositions (excluding used fleet equipment) in the three months ended March 31, 1998, which generated a loss of approximately $.2 million. Disposals of property and other assets (excluding used fleet equipment) during the three months ended June 30, 1999 did not result in a similar loss.

  Net (Loss) Income: Net Income decreased $7.3 million, or 125.2%, to a net loss of $1.5 million for the three months ended June 30, 1999 compared to net income of $5.8 million for the same period in the prior year as a result of the factors discussed above.

 Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

  Equipment Rental Revenues: Revenues from equipment rentals increased $9.6 million, or 10.6%, to $99.8 million for the six months ended June 30, 1999 as compared to $90.2 million for the same period in the prior year. This increase was largely due to the continued growth of the Company's existing yards, refelecting the impact of the equipment purchased in 1998 and early 1999, and the continued growth of the operations in California. Additionally, the increase was due to the revenues generated by the Husky and Dunn Companies acquisitions, which amounted to approximately $2.0 million for the six months ended June 30, 1999. Management noted that revenues from equipment rentals continue to be adversely affected, especially in the Company's central region, by market dynamics which continue to affect maintenance activities of its petrochemical customers.

  Equipment Sales: Revenues from equipment sales increased $1.1 million, or 11.7%, to $10.5 million for the six months ended June 30, 1999 as compared to $9.4 million for the same period in the prior year. This increase was primarily attributable to significantly higher levels of activity in the Company's fleet management program through upgrading the fleet and selling older and under-utilized cranes. Management expects to see a continued increase in equipment sales throughout the remainder of the year.

  Total Revenues: Based on the foregoing, total revenues increased $10.8 million, or 10.9%, to $110.3 million for the six months ended June 30, 1999 as compared to $99.5 million for the same period in the prior year.

  Gross Profit: Gross profit from equipment rentals remained relatively consistent, increasing $.2 million, or .6%, to $36.3 million for the six months ended June 30, 1999 as compared to $36.1 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 36.3% for the six months ended June 30, 1999 as compared to 40.0% for the same period in the prior year. This decrease in gross profit margin is primarily attributable to increased depreciation on rental equipment, which amounted to $12.6 million for the six months ended June 30, 1999 as compared to $9.4 million for the same period in the prior year. Additionally, the decrease is due to the increased salaries and wages and employee benefit costs associated with the acquired companies and the growth in the California yards, and additional costs incurred to support the Company's yard expansions and expected future growth. Gross profit margin from equipment rentals also continues to be negatively impacted by the delay of the industrial maintenance activities discussed above.

  Gross profit from equipment sales decreased to $1.6 million for the six months ended June 30, 1999 as compared to $1.7 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit decreased to 15.2% for the six months ended June 30, 1999 as compared to 18.1% for the same period in the prior year. The decrease in the gross margin percentage was due to the sale of certain used equipment during the six months ended June 30, 1998, which generated unusually large margins. Equipment sales in the six months ended June 30, 1999 generated more normal margin percentages.

  Based on the foregoing, total gross profit remained relatively constant, increasing from $37.8 million for the six months ended June 30, 1998 to $37.9 million for the six months ended June 30, 1999.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $1.9 million, or 9.8%, to $21.3 million for the six months ended June 30, 1999 compared to $19.3 million for the same period in the prior year. As a percent of total revenues, selling, general and administrative expenses remained relatively consistent; at 19.3% for the six months ended June 30, 1999 as compared to 19.4% for the same period in the prior year. The increase in selling, general and administrative expenses is primarily the result of increased travel costs, training activities, costs associated with the Husky and Dunn Companies acquisitions and an increase in administrative and consulting fees resulting from the Company's recapitalization in July 1998 and the associated new reporting requirements. Finally, depreciation and amortization costs increased as a result of the new properties and intangible assets acquired. Depreciation and amortization totaled approximately $3.4 million for the six months ended June 30, 1999 as compared to $3.2 million for the same period in the prior year.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $1.4 million, or 4.6%, to $31.6 million for the six months ended June 30, 1999 compared to $30.2 million for the same period in the prior year. EBITDA from equipment rentals (as defined to equal revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $1.7 million, or 5.8%, to $31.1 million for the six months ended June 30, 1999 compared to $29.4 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 31.2% for the six months ended June 30, 1999 compared to 32.6% for the same period in the prior year. This decrease is due to the factors discussed above.

  Interest Expense: Interest expense increased $11.6 million, or 134.8%, to $20.2 million for the six months ended June 30, 1999 compared to $8.6 million for the same period in the prior year. This increase reflected the higher level of borrowings outstanding attributable to the Company's recapitalization transaction consummated in July 1998, acquisitions and the Company's continued investment in rental equipment.

  Other (Income) Expense: Other (income) expense decreased to $(.2) million, or 40.0%, from $(.5) million for the six months ended June 30, 1998.

  Net (Loss) Income: Net income decreased $13.8 million, or 134.0%, to a net loss of $3.5 million for the six months ended June 30, 1999, compared to net income of $10.3 million for the same period in the prior year as a result of the factors discussed above.

Liquidity and Capital Resources

  Net cash provided by operating activities for the six months ended June 30, 1999 decreased from $15.1 million for the six months ended June 30, 1998, to $1.1 million for the six months ended June 30, 1999. This decrease was primarily the result of a decrease in net income.

  During the six months ended June 30, 1999 and 1998, the Company's principal uses of cash for investing activities were for capital expenditures, including expenditures for rental equipment, as well as for the Husky Crane and Dunn Companies acquisitions in 1999. Total capital expenditures were $51.7 million and $42.5 million, respectively. Included in these totals were expenditures for rental equipment totaling $48.4 million and $35.1 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment. Cash expenditures for the Husky Crane and Dunn Companies acquisitions totaled $38.1 million in 1999.

  Net cash provided by financing activities during the six months ended June 30, 1999 was $82.7 million, an increase of 486.5%, compared to $14.1 million for the six months ended June 30, 1998. The increase in net cash provided by financing activities was due to an increase in net borrowings to fund the Husky Crane and Dunn Companies acquisitions, as well as the capital expenditures discussed above.

  The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $85 million for gross fleet capital expenditures for 1999; exclusive of acquisitions to be used to replace rental equipment sold as well as increases to the total investment in the fleet. These expenditures will be offset by expected proceeds from the sale of used equipment of approximately $25 million. The Company also expects to spend approximately $8 million in 1999 on non-rental related capital expenditures consisting of buildings, land, furniture & fixtures and machinery and tools. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions.

  In connection with the Company's recapitalization, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

  The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $275.0 million, non-amortizing revolving Credit Facility of which a net amount of $232.0 million was drawn at June 30, 1999, and a $50.0 million non-amortizing Term Loan (prior to the amendment described below under Current Developments). Amounts under the Revolving Credit Facility are available on a revolving basis for the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

  The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At June 30, 1999, the Company and Holdings were in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

Current Developments

  On June 4, 1999, the Company acquired substantially all of the assets and assumed certain liabilities and obligations relating to the operations of the businesses of Dunn Equipment, Inc., Texas Matt & Rigging, Inc., J. Dunn and J. Dunn, Inc., Houston Industrial Services, Inc., and D & D Leasing Inc. (collectively, the "Dunn Companies"). The purchase price for the acquisition at closing was approximately $30.6 million in cash. The Company used borrowings under its Revolving Credit Agreement to fund the transaction. The Dunn Companies operated five rental yards in Texas.

  On July 1, 1999 the Company entered into an amendment to its Senior Credit Facilities providing for an increase of $150 million to its existing Revolving Credit Facility and the issuance of $250 million of Term B loans. In conjunction with this amendment to the Senior Credit Facilities, the Company acquired substantially all of the assets and assumed substantially all of the liabilities and obligations of Carlisle Construction Co. Inc., and its subsidiaries on July 1, 1999. The aggregate purchase price of the acquisition was $177.5 million financed through the issuance of $20 million of Class B Preferred Units of Holdings and borrowings under the Company's Amended Senior Credit Facilities.

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

Forward Looking Statements

  This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include developments relating to claims resulting from investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

  The Company is a party to a number of lawsuits and claims arising out of the usual course of business.

  During the second quarter of 1999, the Company received a revised assessment from a local taxing authority resulting from a local sales and use tax audit. The initial assessment of $8.6 million, including interest and penalties of $1.9 million and $1.3 million, respectively, has been reduced to $2.4 million, including interest and penalties of $.6 million and $.4 million, respectively. Although the Company intends to appeal the assessment, a liability was recorded at December 31, 1998 and June 30, 1999 for approximately $3.2 million for such tax liabilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Index to Exhibits

  Not applicable

B. Reports on Form 8-K

  On June 18, 1999, the Partnership filed a Current Report Form 8-K, dated June 4, 1999, pursuant to ITEM 2 to report it acquired substantially all of the assets and assumed certain liabilities and obligations relating to the operations of the businesses of Dunn Equipment, Inc., Texas Matt & Rigging, Inc., J. Dunn and J. Dunn, Inc., Houston Industrial Services, Inc., and D & D Leasing Inc. (collectively, the "Dunn Companies").

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of West Mifflin, Commonwealth of Pennsylvania, on August 13, 1999.

                                          Anthony Crane Rental Holdings, L.P.

                                               /s/ David W. Mahokey
                                          By:  ________________________________
                                             David W. Mahokey
                                             Chief Operating Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity indicated on August 13, 1999.

                                             /s/ Dale A. Buckwalter
                                             ----------------------------------
                                             Dale A. Buckwalter
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)