Form 10-Q
period 1999-09-30
ANTHONY CRANE RENTAL HOLDINGS LP
filed 1999-11-12
CIK 1070316

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Number of common partnership interests outstanding as of November 12, 1999:

                       Class L Common Partnership Interests: 456 units

                       Class A Common Partnership Interests: 4,100 units

                       Class B Common Partnership Interests: 162 units

                       Class C Common Partnership Interests: 162 units

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
               For the Quarterly Period Ended September 30, 1999

                               TABLE OF CONTENTS

                                    Part I

ITEM 1  Index to Financial Statements..........................................................   2

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..  17

                                    Part II
ITEM 1  Legal Proceedings......................................................................  23

ITEM 2  Changes in Securities..................................................................   *

ITEM 3  Defaults Upon Senior Securities........................................................   *

ITEM 4  Submission of Matters to a Vote of Security Holders....................................   *

ITEM 5  Other Information......................................................................  23

ITEM 6  Index to Exhibits and Reports on Form 8-K..............................................  23

        Signatures.............................................................................  24

--------
* Item not applicable to the Registration for this filing on Form 10-Q.

  Unless otherwise indicated, the terms "Anthony Crane Rental", "Holdings", "ACR" and "the Company" refer collectively to Anthony Crane Rental Holdings, L.P. and its subsidiaries.

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Condensed Consolidated Balance Sheets--September 30, 1999 (Unaudited) and
 December 31, 1998.......................................................    3

Condensed Consolidated Statements of Operations for the Three Months
 Ended September 30, 1999 and 1998 (Unaudited) ..........................    4

Condensed Consolidated Statements of Operations for the Nine Months Ended
 September 30, 1999 and 1998 (Unaudited).................................    5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
 September 30, 1999 and 1998 (Unaudited) ................................    6

Notes to Condensed Consolidated Financial Statements.....................    7

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents.........................   $ 12,548      $  5,633
  Trade accounts receivable, net of allowance for
   doubtful accounts of $3,436 at September 30 and
   $1,500 at December 31............................     61,148        27,774
  Other receivables.................................      1,726         2,192
  Prepaid expenses and deposits.....................        623         1,382
                                                       --------      --------
    Total current...................................     76,045        36,981
Rental equipment, net...............................    476,881       282,679
Property and equipment, net.........................     68,873        50,368
Intangible assets, net..............................     84,875         3,334
Debt issuance costs, net............................     31,031        18,333
Other assets........................................      7,164           497
                                                       --------      --------
    Total assets....................................   $744,869      $392,192
                                                       ========      ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current Liabilities:
  Book overdraft....................................   $  5,662      $  1,195
  Accounts payable--trade...........................     20,143         7,890
  Accrued interest..................................     11,453         9,216
  Accrued wages and employee benefits...............      5,844         2,258
  Accrued taxes, other than income taxes............      5,801         4,430
  Other accrued liabilities.........................      4,046         1,897
  Current portion of long-term debt.................      1,250            --
  Current portion of obligation under capital
   leases...........................................        111            94
                                                       --------      --------
    Total current liabilities.......................     54,310        26,980
Long-term debt, less current portion (Note 4).......    693,225       379,561
Long-term obligation under capital leases...........      1,508           772
Other non-current liabilities.......................      2,642         1,684
                                                       --------      --------
    Total liabilities...............................    751,685       408,997
                                                       --------      --------
Partners' capital (deficit):
  Senior Preferred Units............................     22,500        22,500
  Class B Preferred Units...........................     20,000           --
  Equity Investors Class L Common Units.............     26,368        27,107
  Equity Investors Class A Common Units.............    (15,157)      (10,279)
  Equity Investors Class B Common Units.............        113            --
  Equity Investors Class C Common Units.............         64            --
  Predecessor Partners Class L Common Units.........        684           807
  Predecessor Partners Class A Common Units.........    (60,470)      (56,999)
  Shareholder receivable............................       (977)           --
  Accumulated other comprehensive income............         59            59
                                                       --------      --------
    Total partners' capital (deficit)...............     (6,816)      (16,805)
                                                       --------      --------
Total liabilities and partners' capital (deficit)...   $744,869      $392,192
                                                       ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the three months ended September 30, 1999 and 1998

                                 (In thousands)

                                                           Three Months Ended
                                                             September 30,
                                                           -------------------
                                                            1999       1998
                                                           --------- ---------
                                                              (Unaudited)
Revenues:
  Equipment rentals....................................... $ 81,665  $  46,723
  Equipment sales.........................................   12,629      7,259
                                                           --------  ---------
    Total revenues........................................   94,294     53,982
                                                           --------  ---------
Cost of revenues:
  Cost of equipment rentals...............................   53,351     27,843
  Cost of equipment sales.................................   10,085      5,191
                                                           --------  ---------
    Total cost of revenues................................   63,436     33,034
                                                           --------  ---------
Gross profit..............................................   30,858     20,948
Selling, general and administrative expenses..............   17,381     10,853
                                                           --------  ---------
Income from operations....................................   13,477     10,095
Interest expense..........................................   16,949      7,757
Other (income) expense, net...............................     (112)      (163)
                                                           --------  ---------
(Loss) income before extraordinary item and taxes.........   (3,360)     2,501
Provision for state taxes.................................      --         160
                                                           --------  ---------
(Loss) income before extraordinary item...................   (3,360)     2,341
Extraordinary item........................................      --      15,811
                                                           --------  ---------
Net (loss) ............................................... $ (3,360) $ (13,470)
                                                           ========  =========




     The accompany notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the nine months ended September 30, 1999 and 1998

                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $181,420  $136,876
  Equipment sales..........................................   23,142    16,655
                                                            --------  --------
    Total revenues.........................................  204,562   153,531
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................  116,771    81,883
  Cost of equipment sales..................................   18,999    12,878
                                                            --------  --------
    Total cost of revenues.................................  135,770    94,761
                                                            --------  --------
Gross profit...............................................   68,792    58,770
Selling, general and administrative expenses...............   38,650    30,196
                                                            --------  --------
Income from operations.....................................   30,142    28,574
Interest expense...........................................   37,193    16,377
Other (income) expense, net................................     (301)     (633)
                                                            --------  --------
(Loss) income before extraordinary item and taxes..........   (6,750)   12,830
Provision for state taxes..................................      101       220
                                                            --------  --------
(Loss) income before extraordinary item....................   (6,851)   12,610
Extraordinary item.........................................      --     15,811
                                                            --------  --------
Net loss................................................... $ (6,851) $ (3,201)
                                                            ========  ========



     The accompany notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
                                                              (Unaudited)
Net cash provided by operating activities................. $  5,054  $  24,973
                                                           --------  ---------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired............................................... (196,245)    (2,936)
  Proceeds from sale of fixed assets, including rental
   equipment..............................................   15,163      9,241
  Proceeds from sale of property..........................      --       6,055
  Capital expenditures.................................... (109,585)   (80,927)
  Other...................................................      --         (94)
                                                           --------  ---------
    Net cash used in investing activities................. (290,667)   (68,661)
                                                           --------  ---------
Cash flows from financing activities:
  Change in cash overdraft................................    4,467        --
  Proceeds from issuance of debt..........................  417,000    404,044
  Payments on debt........................................ (102,143)  (215,000)
  Payments under capital leases...........................   (6,144)       (58)
  Advances to shareholders................................     (977)        --
  Expenditures for debt issuance costs and other
   intangibles............................................  (18,365)   (19,297)
  Proceeds from recapitalization, net of recapitalization
   expenses of $1,523.....................................      --      32,097
  Prepayment penalties as a result of early extinguishment
   of debt................................................      --     (15,076)
  Partner withdrawals including recapitalization expenses
   of $6,886 in 1998......................................   (1,310)  (139,537)
                                                           --------  ---------
    Net cash provided by financing activities.............  292,528     47,173
                                                           --------  ---------
Net increase in cash and cash equivalents.................    6,915      3,485
Cash and cash equivalents, beginning of period............    5,633      4,375
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $ 12,548  $   7,860
                                                           ========  =========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable....................................... $ 10,726  $   6,879
                                                           ========  =========
  Noncash partner withdrawals............................. $  1,050  $   3,589
                                                           ========  =========
  Distribution of Senior Preferred Units..................      --   $  22,500
                                                           ========  =========
  Distribution of Class B Preferred Units................. $ 20,000        --
                                                           ========  =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)

1. Description of Business

  Anthony Crane Rental, L.P. (the "Company") its subsidiaries and, effective July 22, 1998, its parent, Anthony Crane Rental Holdings, L.P. ("Holdings") (collectively, the "Partnership") are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries. The Company provides twenty-four hour service, seven days a week to customers principally in the United States. The Company also sells new and used equipment to commercial construction, industrial and residential users. Effective July 22, 1998, as part of the Company's recapitalization, the Partnership became 99% directly-owned by Holdings (a former subsidiary of the Company which has no current operations other than through the Company).

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

  In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. Net loss for the three and nine month periods ended September 30, 1999, is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

  Supplemental cash flow information with respect to acquisitions discussed in
Note 5 was as follows:

Detail of Acquisitions:
  Fair value of assets acquired, net of cash acquired................. $213,981
  Fair value of liabilities assumed...................................  (17,236)
  Note payable to seller..............................................     (500)
                                                                       --------
    Cash paid for acquisitions........................................ $196,245
                                                                       ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


4. Long-Term Debt

  Long-term debt consists of the following:

                                                   September 30,  December 31,
                                                       1999           1998
                                                   -------------  ------------
10 3/8% Company Senior Notes, due 2008 (A)........   $155,000       $155,000
13 3/8% Holdings Senior Discount Debentures, due
 2009 (B).........................................     29,100(1)      26,561
Senior Credit Facility of the Company (C)
  Revolving Credit Facility.......................    211,000        148,000
  Term Loan.......................................     50,000         50,000
  First Priority Term Loan........................    249,375            --
                                                     --------       --------
                                                     $694,475       $379,561
                                                     ========       ========

(1) Net of unamortized discount on debentures of $18,900 and $21,439 at September 30, 1999 and December 31, 1998, respectively.

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

   The Discount Debentures are not redeemable prior to August 1, 2003. Thereafter, the Discount Debentures may be redeemed by the Company at premium percentages ranging between approximately 107% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Discount Debentures may be redeemed at no premium to the Company. Not

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4.Long-Term Debt (continued)

   withstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Discount Debentures originally issued under the Discount Debenture Indenture at a redemption price of approximately 113 3/8% of the accreted value, plus liquidated damages, if that redemption is paid for with the proceeds of an equity offering.

   The Discount Debenture Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

(C) The Senior Credit Facilities, as amended in conjunction with the Carlisle acquisition consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBO") plus a margin of 2.50%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 1.75%, or (ii) the reserve-adjusted LIBO rate plus a margin of 2.75%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBO rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

   Revolving loans may be borrowed, repaid and reborrowed from time to time until six years after the closing of the Senior Credit Facilities. The Term Loan may be repaid at any time but is subject to certain call protections and must be repaid in full eight years after the closing of the Senior Credit Facilities. The First Priority Term Loans will be amortized in an annual amount equal to 1% of the aggregate principal amount thereof with the unpaid balance thereof payable in full on July 20, 2006.

   The Revolving Credit Facility and First Priority Term Loans are secured by a first-priority perfected lien, and the Term Loan is secured by a second-priority perfected lien, on all partnership interests of the Company and all property and assets (tangible and intangible) of the Company and each of its material subsidiaries, including, without limitation, all intercompany indebtedness, and all capital stock (or similar equity interests owned by the Company) of each of the Company's direct and indirect material subsidiaries, whenever acquired and wherever located; provided, however, that no more than 65% of the capital stock or similar equity interests of non-U.S. subsidiaries, if any, will be required to be pledged as security in the event that a pledge of a greater percentage would result in increased tax or similar liabilities for the Company and its subsidiaries on a consolidated basis or would violate applicable law.

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

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4.Long-Term Debt (continued)

   The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   1999................................................................ $  1,250
   2000................................................................    2,500
   2001................................................................    2,500
   2002................................................................    2,500
   2003................................................................    2,500
   Thereafter..........................................................  683,225
                                                                        --------
                                                                        $694,475
                                                                        ========

5. Business Acquisitions

  On July 1, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities and obligations relating to the operations of the businesses of Carlisle Construction Co., Inc., and its subsidiaries (Carlisle).

  The acquisition was accounted for as a purchase and, accordingly, Carlisle results are included in the condensed consolidated financial statements since the date of acquisition. The purchase price at closing was approximately $177.5 million, consisting of (1) $20.0 million of Class B preferred units of Holdings; (2) the retirement of $68.6 million of Carlisle debt; and (3) $85.9 million in cash (net of $3 million in prepayment penalties and other expenses). The cash payment and the retirement of the Carlisle debt were funded through borrowings under the Company's amended Senior Credit Facilities. The purchase price has been allocated to Carlisle's assets and liabilities based upon their respective estimated fair market values. The excess of the purchase price over the preliminary estimate of fair value of assets acquired (Goodwill) approximated $77 million and is being amortized over 20 years. The Company will have an independent valuation of the intangible assets completed prior to December 31, 1999; however the Company does not believe that the valuation will differ significantly from its preliminary assessment.

  On June 4, 1999, the Company acquired substantially all of the assets and assumed certain liabilities and obligations of Dunn Equipment, Inc., Texas Matt & Rigging, Inc., J. Dunn and J. Dunn, Inc., Houston Industrial Services, Inc., and D & D Leasing, Inc. (collectively the "Dunn Companies") The purchase price at closing was approximately $30.6 million in cash, which was financed through borrowings under the Company's Senior Credit Facilities. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $3.8 million, respectively, was recorded as a result of the acquisition and is being amortized over ten years.

  The unaudited pro forma combined historical results, as if Carlisle and the Dunn Companies had been acquired at the beginning of the nine month periods ended September 30, 1999 and 1998, respectively, are estimated to be:

                                                              Pro Forma
                                                          Nine Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
                                                       (Dollars in thousands)
Total revenues......................................   $298,249      $237,341
Net loss before extraordinary item..................   $ (6,925)     $ (6,368)

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

5.Business Acquisitions (continued)

  The unaudited pro forma consolidated results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future consolidated results.

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

  The acquisition was acccounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $1.3 million was recorded as a result of the acquisition and is being amortized over five years.

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

  In connection with the acquisitions discussed in Note 5, the Partnership assumed obligations related to capital leases.

  The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of September 30, 1999:

Year ending December 31:
------------------------
1999.................................................................... $  171
2000....................................................................  1,162
2001....................................................................    344
2002....................................................................    106
2003....................................................................     38
                                                                         ------
Total minimum lease payments............................................  1,821
Less amount representing interest.......................................    202
                                                                         ------
Present value of minimum lease payments.................................  1,619
Less current portion....................................................    111
                                                                         ------
                                                                         $1,508
                                                                         ======

  Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $1,636 and $385, respectively, at September 30, 1999 and $1,035 and $215, respectively, at December 31, 1998.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


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

  The Company is a party to a number of other lawsuits and claims arising out of the normal course of business.

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the former owners ("Predecessor Partners").

8. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's new Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998. Separate financial statements of certain of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors. In connection with the Company's recapitalization, Holdings created a wholly-owned subsidiary, Anthony Crane Holdings Capital Corporation (AC Holdings Corp.), for the sole purpose of serving as co-issuer of the Senior Discount Debentures. AC Holdings Corp. does not have any operations or assets of any kind and will not have any revenues. As a result, no separate disclosure of AC Holdings Corp.'s financial information has been provided as such disclosure would not be meaningful given AC Holdings Corp.'s lack of operations and assets.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

8.Subsidiary Guarantors (continued)

  The following table summarizes the financial position for Holdings, the Company and the Company's guarantor subsidiaries as of September 30, 1999 and December 31, 1998:

                                                  September 30, 1999
                          ------------------------------------------------------------------
                                                         Other
                                   Operating           Guarantor   Intercompany
                          Holdings  Company  Carlisle Subsidiaries Eliminations Consolidated
                          -------- --------- -------- ------------ ------------ ------------
                                                      (Unaudited)
BALANCE SHEETS
Assets:
Total current assets....  $    177 $ 60,109  $ 21,284   $ 1,826     $  (7,351)    $ 76,045
Investment in
 subsidiaries...........   100,512   31,624       --        --       (132,136)         --
Rental equipment, net of
 accumulated
 depreciation...........       --   377,004    90,086     9,791           --       476,881
Property and equipment,
 net of accumulated
 depreciation...........       --    57,732     9,312     1,829           --        68,873
Other assets............     1,611  204,394    75,388        81      (158,404)     123,070
                          -------- --------  --------   -------     ---------     --------
 Total assets...........  $102,300 $730,863  $196,070   $13,527     $(297,891)    $744,869
                          ======== ========  ========   =======     =========     ========
Liabilities and
 partners' capital
 (deficit):
Total current
 liabilities............       --  $ 43,646  $  7,859   $ 1,904     $    (349)    $ 53,060
Long term debt, less
 current portion........  $ 29,100  665,375   165,229       --       (165,229)     694,475
Other non-current
 liabilities............       --     3,215     1,112       --           (177)       4,150
                          -------- --------  --------   -------     ---------     --------
 Total Liabilities......    29,100  712,236   174,200     1,904      (165,755)     751,685
Partners' capital
 (deficit)..............    73,200   18,627    21,870    11,623      (132,136)      (6,816)
                          -------- --------  --------   -------     ---------     --------
 Total liabilities and
  partners' capital
  (deficit).............  $102,300 $730,863  $196,070   $13,527     $(297,891)    $744,869
                          ======== ========  ========   =======     =========     ========

                                                  December 31, 1998
                          ------------------------------------------------------------------
Assets:
Total current assets....       --  $ 38,480  $    --    $ 1,861     $  (3,360)    $ 36,981
Investment in
 subsidiaries...........  $ 80,714    9,052       --        --        (89,766)         --
Rental equipment, net of
 accumulated
 depreciation...........       --   272,309       --     10,370           --       282,679
Property and equipment,
 net of accumulated
 depreciation...........       --    48,704       --      1,664           --        50,368
Other assets............     1,532   20,516       --        116           --        22,164
                          -------- --------  --------   -------     ---------     --------
 Total assets...........  $ 82,246 $389,061  $    --    $14,011     $(93,126)     $392,192
                          ======== ========  ========   =======     =========     ========
Liabilities and
 partners' capital
 (deficit):
Total current
 liabilities............       --  $ 25,381  $    --    $ 4,959     $  (3,360)    $ 26,980
Long term debt, less
 current portion........  $ 26,561  353,000       --        --            --       379,561
Other non-current
 liabilities............       --     2,456       --        --            --         2,456
                          -------- --------  --------   -------     ---------     --------
 Total liabilities......    26,561  380,837       --      4,959        (3,360)     408,997
Partners' capital
 (deficit)..............    55,685    8,224       --      9,052       (89,766)     (16,805)
                          -------- --------  --------   -------     ---------     --------
 Total liabilities and
  partners' capital
  (deficit).............  $ 82,246 $389,061  $    --    $14,011     $ (93,126)    $392,192
                          ======== ========  ========   =======     =========     ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

8.Subsidiary Guarantors (continued)

  The following table summarizes the results of operations for Holdings, the Company and the Company's guarantor subsidiaries for the three months and nine months ended September 30, 1999 and 1998.


                                        Three Months Ended September 30, 1999
                          --------------------------------------------------------------------
                                                           Other
                                    Operating            Guarantor     Interco.
                          Holdings   Company   Carlisle Subsidiaries Eliminations Consolidated
                          --------  ---------  -------- ------------ ------------ ------------
                                                     (Unaudited)
STATEMENTS OF OPERATIONS
Total revenues..........  $   --    $ 64,862   $27,785     $2,532       $(885)      $ 94,294
                          -------   --------   -------     ------       -----       --------
Total cost of revenues..      --      45,250    17,928      1,143        (885)        63,436
Selling, general and
 administrative.........      --      12,971     4,173        237         --          17,381
                          -------   --------   -------     ------       -----       --------
Income from operations..      --       6,641     5,684      1,152         --          13,477
Interest expense and
 other income, net......      897     11,736     3,816        388         --          16,837
                          -------   --------   -------     ------       -----       --------
Income (loss) before
 taxes..................     (897)    (5,095)    1,868        764         --          (3,360)
Provision for state
 taxes..................      --         --        --         --          --             --
                          -------   --------   -------     ------       -----       --------
Net income (loss).......  $  (897)  $ (5,095)  $ 1,868     $  764       $ --        $ (3,360)
                          =======   ========   =======     ======       =====       ========

                                        Three Months Ended September 30, 1998
                          --------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $   --    $ 51,330   $   --      $2,652       $ --        $ 53,982
                          -------   --------   -------     ------       -----       --------
Total cost of
 revenues...............      --      32,214       --         820         --          33,034
Selling, general and
 administrative.........      --      10,316       --         537         --          10,853
                          -------   --------   -------     ------       -----       --------
Income from operations..      --       8,800       --       1,295         --          10,095
Interest expense and
 other (income) expense,
 net....................      675      6,671       --         248         --           7,594
                          -------   --------   -------     ------       -----       --------
Income before taxes and
 extraordinary item.....     (675)     2,129       --       1,047         --           2,501
Provision for state
 taxes..................      --         160       --         --          --             160
                          -------   --------   -------     ------       -----       --------
Net income before
 extraordinary item.....     (675)     1,969       --       1,047         --           2,341
Extraordinary item......      --      15,811       --         --          --          15,811
                          -------   --------   -------     ------       -----       --------
Net income (loss).......  $  (675)  $(13,842)  $   --      $1,047       $ --        $(13,470)
                          =======   ========   =======     ======       =====       ========
                                         Nine Months Ended September 30, 1999
                          --------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $   --    $169,589   $27,785     $8,073       $(885)      $204,562
                          -------   --------   -------     ------       -----       --------
Total cost of revenues..      --     114,913    17,928      3,814        (885)       135,770
Selling, general and
 administrative.........      --      33,802     4,173        675         --          38,650
                          -------   --------   -------     ------       -----       --------
Income from operations..      --      20,874     5,684      3,584         --          30,142
Interest expense and
 other (income) expense,
 net....................    2,663     29,382     3,816      1,031         --          36,892
                          -------   --------   -------     ------       -----       --------
Income (loss) before
 taxes..................   (2,663)    (8,508)    1,868      2,553         --          (6,750)
Provision for state
 taxes..................      --         101       --         --          --             101
                          -------   --------   -------     ------       -----       --------
Net income (loss).......  $(2,663)  $ (8,609)  $ 1,868     $2,553       $ --        $ (6,851)
                          =======   ========   =======     ======       =====       ========

                                         Nine Months Ended September 30, 1998
                          --------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $   --    $145,491   $   --      $8,040       $ --        $153,531
                          -------   --------   -------     ------       -----       --------
Total cost of revenues..      --      91,452       --       3,309         --          94,761
Selling, general and
 administrative.........      --      28,781       --       1,415         --          30,196
                          -------   --------   -------     ------       -----       --------
Income from operations..      --      25,258       --       3,316         --          28,574
Interest expense and
 other (income) expense,
 net....................      675     14,507       --         562         --          15,744
                          -------   --------   -------     ------       -----       --------
Income before taxes and
 extraordinary item.....     (675)    10,751       --       2,754         --          12,830
Provision for state
 taxes..................      --         220       --         --          --             220
                          -------   --------   -------     ------       -----       --------
Net income before
 extraordinary item.....     (675)    10,531       --       2,754         --          12,610
Extraordinary item......      --      15,811       --         --          --          15,811
                          -------   --------   -------     ------       -----       --------
Net income (loss).......  $  (675)  $ (5,280)  $   --      $2,754       $ --        $ (3,201)
                          =======   ========   =======     ======       =====       ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

8.Subsidiary Guarantors (continued)

  The following table summarizes the cash flows for Holdings, the Company and the Company's guarantor subsidiaries for the nine months ended September 30, 1999 and 1998.


                                        Nine Months Ended September 30, 1999
                         ---------------------------------------------------------------------
                                                           Other
                                   Operating             Guarantor   Intercompany
                         Holdings   Company   Carlisle  Subsidiaries Eliminations Consolidated
                         --------  ---------  --------  ------------ ------------ ------------
                                                    (Unaudited)
STATEMENTS OF CASH FLOW
Net cash (used in)
 provided by operating
 activities............. $    --   $  (2,478) $ 1,032     $ 2,415      $  4,085    $   5,054
                         --------  ---------  -------     -------      --------    ---------
Net cash (used in)
 provided by investing
 activities............. $    201  $(286,274) $ 1,401     $(1,910)     $ (4,085)   $(290,667)
                         --------  ---------  -------     -------      --------    ---------
Net cash (used in)
 provided by financing
 activities............. $   (201) $ 294,180  $(1,451)    $   --       $    --     $ 292,528
                         --------  ---------  -------     -------      --------    ---------

                                        Nine Months Ended September 30, 1998
                         ---------------------------------------------------------------------
                                                    (Unaudited)
Net cash provided by
 operating activities...      --   $  23,714      --        1,259           --     $  24,973
                         --------  ---------  -------     -------      --------    ---------
Net cash used in
 investing activities... $(80,853) $ (67,953)     --      $  (708)     $ 80,853    $ (68,661)
                         --------  ---------  -------     -------      --------    ---------
Net cash provided by
 financing activities... $ 80,853  $  47,173      --          --       $(80,853)   $  47,173
                         --------  ---------  -------     -------      --------    ---------

9. Equity-Preferred and Common Units

  Holdings has six classes of partnership units: (i) Class A Preferred (ii) Class B Preferred (iii) Class L Common (iv) Class A Common (v) Class B Common and (vi) Class C Common. Upon liquidation or distribution of assets (including cash), the Class A Preferred Unitholders and Class B Preferred Unitholders are entitled to receive a pro rata preferential distribution equal to an 11% annual return, compounded quarterly, on their unreturned capital contributions. In addition, the Class A Preferred Unitholders and Class B Preferred Unitholders have a liquidation preference on their unreturned capital contributions prior to any distributions made to Class L, Class A, Class B or Class C Common Unitholders. As of September 30, 1999 and December 31, 1998, the cumulative unpaid preferred yield on the Class A Preferred was approximately $3,249 and $1,099, respectively.

  Upon satisfaction of the Class A Preferred and Class B Preferred cumulative unpaid yield and the liquidation preference on the capital contributions of Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution equal to a 12% annual return, compounded quarterly on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference on their unreturned capital contributions prior to any dividends or distributions to the Class A, Class B or Class C Common Unitholders. As of September 30, 1999, and December 31, 1998, the cumulative unpaid yield on the Class L Common were approximately $5,865 and $1,968 respectively.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

9.Equity-Preferred and Common Units (continued)

  Upon satisfaction of the aggregate liquidation preferences of both Class A and Class B Preferred and Class L Common Unitholders, any remaining distributions will be made ratably among the Class L and Class A Common Unitholders, and to the extent certain cash distribution and vesting tests are met, the Class B and Class C Common Unitholders.

10. Related Party Transaction

  In connection with the amendment of the Company's Senior Credit Facilities and the Carlisle acquisition, the Company incurred $4.2 million in fees to a related party, which have been capitalized as either debt issuance costs or as a direct cost of the Carlisle acquisition.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

  Equipment Rental Revenues: Revenues from equipment rentals increased $35.0 million, or 74.9%, to $81.7 million for the three months ended September 30, 1999 as compared to $46.7 million for the same period in the prior year. This increase was largely due to the Carlisle acquisition, which accounted for approximately $25.4 million in equipment rental revenues. The remaining increase is the result of the continued growth of the Company's existing yards and incremental revenues from other acquisitions. Management noted that revenues from equipment rentals continue to be adversely affected, especially in the Company's central region, by market dynamics that continue to affect the maintenance activities of its petrochemical customers.

  Equipment Sales: Revenues from equipment sales increased $5.3 million, or 72.6%, to $12.6 million for the three months ended September 30, 1999 as compared to $7.3 million for the same period in the prior year. This increase was primarily attributable to significantly higher levels of activity in the Company's fleet management program through upgrading the fleet and selling older and under-utilized cranes. In addition, Carlisle accounted for approximately $2.4 million in equipment sales revenues during the period.

  Total Revenues: Based on the foregoing, total revenues increased $40.3 million, or 74.6%, to $94.3 million for the three months ended September 30, 1999 as compared to $54.0 million for the same period in the prior year.

  Gross Profit: Gross profit from equipment rentals increased $9.4 million, or 49.7%, to $28.3 million for the three months ended September 30, 1999 as compared to $18.9 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $9.0 million in gross profit during the three months ended September 30, 1999. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 34.7% for the three months ended September 30, 1999 as compared to 40.4% for the same period in the prior year. This decrease in gross profit margin is primarily attributable to increased depreciation on rental equipment, which amounted to $7.6 million (excluding the impact of Carlisle) for the three months ended September 30, 1999 as compared to $5.4 million for the same period in the prior year. Additionally, the decrease is due to increased salaries and wages and employee benefit costs associated with the acquired companies and the growth in the California yards, and additional costs incurred to support the Company's yard expansions and expected future growth. Gross profit margin from equipment rentals also continues to be negatively impacted by the delay of the industrial maintenance activities discussed above.

  Gross profit from equipment sales increased to $2.5 million for the three months ended September 30, 1999 as compared to $2.1 million for the same period in the prior year. The increase in gross profit from equipment sales is primarily the result of the profits generated by equipment sales completed by Carlisle. As a percent of equipment sales revenues, gross profit decreased to 20.1% for the three months ended September 30, 1999 as compared to 28.5% for the same period in the prior year. The decrease in the gross margin percentage for the three months ended September 30, 1999 was due to the sale of certain used equipment, primarily older, under-utilized equipment obtained as a result of the acquisitions, at auction, generating lower than normal margin percentages.

  Based on the foregoing, total gross profit increased $9.9 million, or 47.3 % to $30.9 million for the three months ended September 30, 1999 as compared to $20.9 million for the same period in the prior year.

  Selling, General and Administrative: Selling, general and administrative expenses increased $6.5 million, or 59.6%, to $17.4 million for the three months ended September 30, 1999 compared to $10.9 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $4.2 million in selling, general and administrative expenses. The Dunn Companies and Husky Crane acquisitions accounted for an additional $1.3 million in selling, general and administrative expenses. The remaining increase in selling, general and administrative expenses is primarily the result of increased travel costs, training activities, costs associated with the acquisitions and an increase in administrative and consulting fees resulting from the Company's recapitalization in July 1998 and the associated new reporting requirements. As a percent of total revenues, selling, general and administrative expenses decreased to 18.1% for the three months ended September 30, 1999 as compared to 20.1% for the same period in the prior year.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $9.9 million, or 65.1%, to $25.1 million for the three months ended September 30, 1999, compared to $15.2 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $8.6 million of the increase in EBITDA. EBITDA from equipment rentals (as defined to equal revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $9.4 million, or 62.6%, to $24.3 million for the three months ended September 30, 1999 compared to $15.0 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 29.8% for the three months ended September 30, 1999 compared to 32.0% for the same period in the prior year. This decrease is due to the factors discussed above.

  Interest Expense: Interest expense increased $9.2 million, or 118.0%, to $16.9 million for the three months ended September 30, 1999 compared to $7.8 million for the same period in the prior year. This increase reflected the higher level of borrowings outstanding attributable to the Company's recapitalization transaction consummated in July 1998, acquisitions and the Company's continued investment in rental equipment.

  Other (Income) Expense: Other (income) expense decreased to $(.1) million or 50.0% from $(.2) million for the three months ended September 30, 1998.

  Extraordinary Item: The extraordinary item recorded during the three-month period ended September 30, 1998 primarily represented prepayment penalties as a result of the early extinguishment of debt as a result of the Company's recapitalization in July 1998. During the three months ended September 30, 1999, no such extraordinary item was incurred.

  Net (Loss) Income: Net loss improved $10.1 million, or 74.8%, to a net loss of $3.4 million for the three months ended September 30, 1999 compared to a net loss of $13.5 million for the same period in the prior year as a result of the factors discussed above.

 Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

  Equipment Rental Revenues: Revenues from equipment rentals increased $44.5 million, or 32.5%, to $181.4 million for the nine months ended September 30, 1999 as compared to $136.9 million for the same period in the prior year. This increase was largely due to the Carlisle acquisition, which accounted for approximately $25.4 million in equipment rental revenues since the acquisition date. The remaining increase is the result of the continued growth of the Company's existing yards and incremental revenues from other acquisitions. Management noted that revenues from equipment rentals continue to be adversely affected, especially in the Company's central region, by market dynamics that continue to affect the maintenance activities of its petrochemical customers.

  Equipment Sales: Revenues from equipment sales increased $6.4 million, or 38.3%, to $23.1 million for the nine months ended September 30, 1999 as compared to $16.7 million for the same period in the prior year. This increase was primarily attributable to significantly higher levels of activity in the Company's fleet management program through upgrading the fleet and selling older and under-utilized cranes. In addition, Carlisle accounted for approximately $2.4 million in equipment sales revenues since the acquisition date.

  Total Revenues: Based on the foregoing, total revenues increased $51.1 million, or 33.3%, to $204.6 million for the nine months ended September 30, 1999 as compared to $153.5 million for the same period in the prior year.

  Gross Profit: Gross profit from equipment rentals increased $9.6 million, or 17.4%, to $64.6 million for the nine months ended September 30, 1999 as compared to $55.0 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $9.0 million of the increase in gross profit. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 35.6 % for the nine months ended September 30, 1999 as compared to 40.2% for the same period in the prior year. This decrease in gross profit margin is primarily attributable to increased depreciation on rental equipment, which amounted to $20.3 million (excluding the impact of Carlisle) for the nine months ended September 30, 1999 as compared to $14.8 million for the same period in the prior year. Additionally, the decrease is due to the increased salaries and wages and employee benefit costs associated with the acquired companies and the growth in the California yards, and additional costs incurred to support the Company's yard expansions and expected future growth. Gross profit margin from equipment rentals also continues to be negatively impacted by the delay of the industrial maintenance activities discussed above.

  Gross profit from equipment sales increased to $4.1 million for the nine months ended September 30, 1999 as compared to $3.8 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit decreased to 17.7% for the nine months ended September 30, 1999 as compared to 22.7% for the same period in the prior year. The decrease in the gross margin percentage was due to the sale of certain used equipment during the nine months ended September 30, 1998, which generated unusually large margins. Equipment sales in the nine months ended September 30, 1999 generated more normal margin percentages.

  Based on the foregoing, total gross profit increased from $58.8 million for the nine months ended September 30, 1998 to $68.8 million for the nine months ended September 30, 1999.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $8.4 million, or 27.8%, to $38.6 million for the nine months ended September 30, 1999 compared to $30.2 million for the same period in the prior year. The acquired companies accounted for approximately $6.2 million of selling, general and administrative expenses in the nine-month period ended September 30, 1999. The remaining increase is primarily the result of increased travel costs, training activities, costs associated with the acquisitions and an increase in administrative and consulting fees resulting from the Company's recapitalization in July 1998 and the associated new reporting requirements. As a percent of total revenues, selling, general and administrative expenses decreased to 18.8% for the nine months ended September 30, 1999 as compared to 19.7% for the same period in the prior year.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $11.3 million, or 24.9%, to $56.7 million for the nine months ended September 30, 1999 compared to $45.4 million for the same period in the prior year. EBITDA from equipment rentals (as defined to equal revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $11.1 million, or 25.0%, to $55.4 million for the nine months ended September 30, 1999 compared to $44.3 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 30.6% for the nine months ended September 30, 1999 compared to 32.4% for the same period in the prior year. This decrease is due to the factors discussed above.

  Interest Expense: Interest expense increased $20.8 million, or 126.8%, to $37.2 million for the nine months ended September 30, 1999 compared to $16.4 million for the same period in the prior year. This increase reflected the higher level of borrowings outstanding attributable to the Company's recapitalization transaction consummated in July 1998, acquisitions and the Company's continued investment in rental equipment.

  Other (Income) Expense: Other (income) expense decreased to $(.3) million, or 50.0%, from $(.6) million for the nine months ended September 30, 1998. This decrease is primarily attributable to a decrease in income generated by the sale of property and other asset dispositions (excluding used rental equipment).

  Extraordinary Item: The extraordinary item recorded during the nine-month period ended September 30, 1998 primarily represented prepayment penalties as a result of early extinguishments of debt as a result of the Company's recapitalization in July 1998. During the nine months ended September 30, 1999, no such extraordinary item was incurred.

  Net (Loss) Income: Net loss increased $3.6 million, or 114.0%, to a net loss of $6.8 million for the nine months ended September 30, 1999, compared to a net loss of $3.2 million for the same period in the prior year as a result of the factors discussed above.

Liquidity and Capital Resources

  Net cash provided by operating activities decreased from $24.9 million for the nine months ended September 30, 1998, to $5.1 million for the nine months ended September 30, 1999. This decrease was primarily the result of a decrease in net income before extraordinary items.

  During the nine months ended September 30, 1999, the Company's principal uses of cash for investing activities were for acquisitions and capital expenditures, including expenditures for rental equipment. The Company's principal use of cash during the nine months ended September 30, 1998 was for capital expenditures, including expenditures for rental equipment. Total capital expenditures were $109.6 million and $80.9 million, respectively. Included in these totals were expenditures for rental equipment totaling $102.4 million and $73.6 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment. Cash expenditures for the Carlisle, Dunn Companies and Husky Crane acquisitions totaled $196.2 million in 1999.

  Net cash provided by financing activities during the nine months ended September 30, 1999 was $292.5 million, compared to $47.2 million for the nine months ended September 30, 1998. The increase in net cash provided by financing activities was due to an increase in net borrowings to fund the acquisitions and capital expenditures discussed above.

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

  The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425 million, non-amortizing revolving Credit Facility of which a net amount of $211.0 million was drawn at September 30, 1999, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis for the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

  The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At September 30, 1999, the Company and Holdings were in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

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

Forward Looking Statements

  This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors that could affect actual future results include developments relating to claims resulting from investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

  The Company is a party to a number of lawsuits and claims arising out of the usual course of business.

ITEM 5. OTHER INFORMATION

  On November 1, 1999, Jeffrey J. Fenton joined the Company as Chief Executive Officer. Prior to joining Anthony Crane, Mr. Fenton was a 21-year veteran of General Electric, most recently having functioned as the CEO of a GE Capital multi-national equipment leasing company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Index to Exhibits

  Not applicable

B. Reports on Form 8-K

  On July 15, 1999, the Partnership filed a Current Report Form 8-K, dated July 1, 1999, pursuant to ITEM 2 to report it acquired substantially all of the assets and assumed substantially all of the liabilities and obligations relating to the operations of the businesses of Carlisle Construction Company, Inc., and its subsidiaries ("Carlisle").

  On September 13, 1999, the Partnership filed a Current Report Form 8-K/A, dated July 1, 1999 to amend and restate Item 7 of the Current Report Form 8-K dated July 1, 1999 to include financial statements and proforma financial information.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of West Mifflin, Commonwealth of Pennsylvania, on November 12, 1999.

                                          Anthony Crane Rental Holdings, L.P.

                                               /s/ David W. Mahokey
                                          By:  ________________________________
                                              David W. Mahokey
                                              Chief Operating Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity indicated on November 12, 1999.

                                               /s/ Dale A. Buckwalter
                                          By:  ________________________________
                                              Dale A. Buckwalter
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)