Form 10-Q
period 2000-03-31
ANTHONY CRANE RENTAL HOLDINGS LP
filed 2000-05-10
CIK 1070316

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

  For the quarterly period ended March 31, 2000

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

  Aggregate market value of voting partnership interests held by non-affiliates as of May 10, 2000: not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

  Number of common partnership interests outstanding as of May 10, 2000:

                Class L Common Partnership Interests: 449 Units

                       Class A Common Partnership Interests: 4,038 units

                       Class B Common Partnership Interests: 310

                       Class C Common Partnership Interests: 310

Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                 For the Quarterly Period Ended March 31, 2000

                               TABLE OF CONTENTS

                                    Part I

ITEM 1  Index to Financial Statements..........................................................   2

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..  16

                                    Part II
ITEM 1  Legal Proceedings......................................................................  19

ITEM 2  Changes in Securities..................................................................   *

ITEM 3  Defaults Upon Senior Securities........................................................   *

ITEM 4  Submission of Matters to a Vote of Security Holders....................................   *

ITEM 5  Other Information......................................................................  19

ITEM 6  Index to Exhibits and Reports on Form 8-K..............................................  19

        Signatures.............................................................................  20

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets--March 31, 2000 (Unaudited) and
 December 31, 1999.......................................................   3

Condensed Consolidated Statements of Operations for the Three Months
 Ended March 31, 2000 and 1999 (Unaudited)...............................   4

Condensed Consolidated Statements of Cash Flows for the Three Months
 Ended March 31, 2000 and 1999 (Unaudited)...............................   5

Notes to Condensed Consolidated Financial Statements.....................   6

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  3,879     $  8,980
  Trade accounts receivable, net of allowance for
   doubtful accounts of $3,950 at March 31 and $3,250
   at December 31.....................................    60,071       56,910
  Other receivables...................................     1,726        1,974
  Prepaid expenses and deposits.......................     3,797        2,165
                                                        --------     --------
    Total current assets..............................    69,473       70,029
Rental equipment, net.................................   501,430      491,424
Property and equipment, net...........................    69,963       69,314
Intangible assets, net ...............................    83,284       82,871
Debt issuance costs, net..............................    28,119       29,378
Other assets..........................................       463          564
                                                        --------     --------
    Total assets......................................  $752,732     $743,580
                                                        ========     ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Book overdraft......................................  $  2,191     $  4,250
  Accounts payable--trade.............................    16,341       17,344
  Accrued interest....................................    10,097       15,250
  Accrued wages and employee benefits.................     4,944        4,429
  Accrued taxes, other than income taxes .............     1,998        3,395
  Other accrued liabilities...........................     7,035        5,138
  Current portion of long-term debt (Note 4)..........     2,500        2,500
  Current portion of capital lease obligations........     1,081        1,063
                                                        --------     --------
    Total current liabilities.........................    46,187       53,369
Long term debt, less current portion (Note 4).........   721,428      702,832
Long-term obligation under capital leases.............     3,548          520
Note payable to Bain..................................       537          526
Other non-current liabilities.........................     2,678        2,843
                                                        --------     --------
    Total liabilities.................................   774,378      760,090
                                                        --------     --------
Partners' capital (deficit):
  Senior Preferred Units..............................    22,500       22,500
  Class B Preferred Units.............................    20,000       20,000
  Equity Investors Class L Common Units...............    25,390       25,821
  Equity Investors Class A Common Units...............   (25,737)     (21,857)
  Equity Investors Class B Common Units...............       113          113
  Equity Investors Class C Common Units...............        64           64
  Predecessor Partners Class L Common Units...........       430          525
  Predecessor Partners Class A Common Units...........   (63,053)     (62,201)
  Accumulated other comprehensive income..............        49           49
  Partners' receivables...............................    (1,402)      (1,524)
                                                        --------     --------
    Total partners' capital (deficit).................   (21,646)     (16,510)
                                                        --------     --------
Total liabilities and partners' capital (deficit).....  $752,732     $743,580
                                                        ========     ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                              (Unaudited)
Revenues:
  Equipment rentals...................................... $  85,471  $  46,267
  Equipment sales........................................    12,114      2,635
                                                          ---------  ---------
    Total revenues.......................................    97,585     48,902
Cost of revenues:
  Cost of equipment rentals..............................    54,909     29,696
  Cost of equipment sales................................    10,177      1,820
                                                          ---------  ---------
    Total cost of revenues...............................    65,086     31,516
                                                          ---------  ---------
Gross profit.............................................    32,499     17,386
Selling, general and administrative expenses.............    19,344      9,614
                                                          ---------  ---------
Income from operations...................................    13,155      7,772
Interest expense.........................................    18,257      9,705
Other expense, net.......................................        55          2
                                                          ---------  ---------
Loss before taxes........................................    (5,157)    (1,935)
                                                          ---------  ---------
Provision for state taxes................................       100        101
                                                          ---------  ---------
Net loss................................................. $  (5,257) $  (2,036)
                                                          =========  =========




     The accompany notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Net cash used in operating activities.................... $  (9,392) $  (7,624)
                                                          ---------  ---------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired..............................................   (11,293)    (8,127)
  Proceeds from sale of fixed assets, including rental
   equipment.............................................     7,012      3,752
  Capital expenditures...................................    (6,128)   (21,702)
  Other..................................................      (255)       --
                                                          ---------  ---------
    Net cash used in investing activities................   (10,664)   (26,077)
                                                          ---------  ---------
Cash flows from financing activities:
  Change in book overdraft...............................    (2,059)    (1,195)
  Proceeds from issuance of debt.........................    25,000     35,000
  Payments on debt.......................................    (7,251)        --
  Payments under capital leases..........................      (108)       (25)
  Expenditures for debt issuance costs and other
   intangibles...........................................      (627)      (498)
                                                          ---------  ---------
    Net cash provided by financing activities............    14,955     33,282
                                                          ---------  ---------
Net decrease in cash and cash equivalents................    (5,101)      (419)
Cash and cash equivalents, beginning of period...........     8,980      5,633
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   3,879  $   5,214
                                                          =========  =========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable...................................... $   9,450  $  10,970
                                                          =========  =========
  Noncash rental equipment transfers..................... $   1,568  $      --
                                                          =========  =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)

1. Description of Business

  Anthony Crane Rental Holdings L.P. ("Holdings") through Anthony Crane Rental, L.P. (the "Company"), and its subsidiaries (collectively, the Partnership) are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries. The Company provides twenty-four hour service, seven days a week to customers principally in the United States. The Company also sells new and used equipment to commercial construction, industrial and residential users.

2. Basis of Presentation

  The unaudited condensed consolidated financial statements include the accounts of Holdings and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its Annual Report on 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

  In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the quarter ended March 31, 2000, is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

  Supplemental cash flow information with respect to the acquisitions discussed in Note 5 is as follows:

Details of Acquisitions:
  Fair value of assets acquired, net of cash acquired.................. $16,702
  Fair value of liabilities assumed....................................  (5,409)
                                                                        -------
    Cash paid for acquisitions......................................... $11,293
                                                                        =======

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4. Long-Term Debt


  Long-term debt consists of the following:

                                                     March 31,    December 31,
                                                       2000           1999
                                                     ---------    ------------
10 3/8% Company Senior Notes, due 2008 (A).......... $155,000       $155,000
13 3/8% Holdings Senior Discount Debentures, due
 2009 (B)...........................................   30,803(1)      29,957
Senior Credit Facility of the Company (C)
  Revolving Credit Facility.........................  240,000        221,000
  Term Loan.........................................   50,000         50,000
  First Priority Term Loan..........................  248,125        249,375
                                                     --------       --------
                                                     $723,928       $705,332
Less current portion of long-term debt..............    2,500          2,500
                                                     --------       --------
                                                     $721,428       $702,832
                                                     ========       ========

(1) Net of unamortized discount on debentures of $17,197 and $18,043 at March 31, 2000 and December 31, 1999, respectively.

(A) The Senior Notes of $155 million were issued in connection with the Company's recapitalization on July 22, 1998, and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

  The Senior Notes are not redeemable prior to August 1, 2003. Thereafter, the Senior Notes may be redeemed at any time at the option of the Company at premium percentages ranging between approximately 105% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Senior Notes may be redeemed at no premium to the Company. Not- withstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Senior Notes originally issued under the Senior Note Indenture at a redemption price of approximately 110 3/8% of the principal if that redemption is paid for with the proceeds of an equity offering.

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

  The Discount Debentures are not redeemable prior to August 1, 2003. Thereafter, the Discount Debentures may be redeemed by the Company at premium percentages ranging between approximately 107% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4. Long-Term Debt (continued)

  to August 1, 2006, the Discount Debentures may be redeemed at no premium to the Company. Notwithstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Discount Debentures originally issued under the Discount Debenture Indenture at a redemption price of approximately 113 3/8% of the accreted value, plus liquidated damages, if that redemption is paid for with the proceeds of an equity offering.

  The Discount Debenture Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

(C) The Senior Credit Facilities consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBO") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 1.75%, or (ii) the reserve-adjusted LIBO rate plus a margin of 2.75%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBO Rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

  Revolving loans may be borrowed, repaid and reborrowed from time to time until six years after the closing of the Senior Credit Facilities. The Term Loan may be repaid at any time but is subject to certain call protections and must be repaid in full eight years after the closing of the Senior Credit Facilities. The First Priority Term Loans will be amortized equal to 1% of the aggregate principal amount thereof with the unpaid balance thereof payable in full on July 20, 2006.

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

  The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan (subject to certain call provisions)

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

4. Long-Term Debt (continued)

  are voluntarily pre-payable without penalty; provided, however, that LIBO breakage costs, if any, shall be borne by the Company. The Senior Credit Facilities contain certain restrictive covenants; the most restrictive of which include financial ratios.

  The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   2000................................................................ $  2,500
   2001................................................................    2,500
   2002................................................................    2,500
   2003................................................................    2,500
   2004................................................................    2,500
   Thereafter..........................................................  711,428
                                                                        --------
                                                                        $723,928
                                                                        ========

5. Business Acquisitions

  On January 27, 2000, the Company acquired all of the outstanding common stock of Sacramento Valley Crane Service, Inc. The aggregate purchase price for the acquisition at closing was approximately $6.6 million in cash plus assumed liabilities of approximately $5.4 million, subject to certain post-closing purchase price adjustments. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $.7 million was recorded as a result of the acquisition and is being amortized over 15 years.

  On March 15, 2000, the Company acquired substantially all of the assets of King's Crane Service, Inc. The aggregate purchase price was $4.6 million in cash, subject to certain post-closing purchase price adjustments. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $1.0 million was recorded as a result of the acquisition and is being amortized over 15 years.

  The operating results of these acquisitions are included in the Partnership's consolidated results of operations from the date of acquisition. Certain pro forma financial information related to the above acquisitions have not been presented since the acquisitions were not material to the Partnership's consolidated financial position or its consolidated results of operations.

6. Equity Investment in Joint Venture

  On February 29, 2000, the Company entered into an agreement with Van Seumeren, USA, to form a joint venture, AVS Services, L.L.C., to engage in heavy lift services. Under the agreement each partner in the joint venture shares equally in the profit or loss of the joint venture. In connection with the agreement, the Company

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

6. Equity Investment in Joint Venture (continued)

is obligated to contribute up to $.5 million as its capital contribution to the joint venture. As of March 31, 2000, no capital contributions had been made.

  The accounting policies of the joint venture are substantially the same as those followed by the Company.

7. Lease Commitments

  In April 1997, the Partnership entered into a capital lease agreement for the lease of twenty trucks. The lease has a term of three years with a bargain purchase option at the end of the lease agreement. Interest rates under the capital lease agreement range from approximately 19% to 22%.

  In connection with the acquisition of Sacramento Valley Crane Service, Inc., (See Note 5), the Partnership assumed certain obligations related to capital leases.

  The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of March 31, 2000:

Year ending December 31:
------------------------
2000.................................................................... $1,329
2001....................................................................    870
2002....................................................................    670
2003....................................................................    578
2004....................................................................    867
Thereafter..............................................................  1,408
                                                                         ------
Total minimum lease payments............................................  5,722
Less amount representing interest.......................................  1,093
                                                                         ------
Present value of minimum lease payments.................................  4,629
Less current portion....................................................  1,081
                                                                         ------
                                                                         $3,548
                                                                         ======

  Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $4,910 and $609, respectively, at March 31, 2000 and $1,716 and $455, respectively, at December 31, 1999.

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

  The Company is also the defendant in a lawsuit resulting from negotiations in connection with a proposed acquisition in which the potential seller is seeking contractual damages in excess of $11 million plus other

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

8. Contingencies (continued)

consequential damages that may be proved at trial for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. The lawsuit was amended to include a claim that the Company committed fraud in connection with the proposed acquisition. The Company has denied any liability and intends to vigorously defend the claims.

  The Company is a party to a number of other lawsuits and claims arising out of the usual course of business.

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the partners prior to the Company's recapitalization.

9. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

9. Subsidiary Guarantors (continued)

  The following table summarizes the financial position, results of operations and cash flows for Holdings, the Company and the Company's guarantor subsidiaries as of and for the three months ended March 31, 2000:

                                                       March 31, 2000
                             ---------------------------------------------------------------------
                                                               Other
                                       Operating             Guarantor   Intercompany
                             Holdings   Company   Carlisle  Subsidiaries Eliminations Consolidated
                             --------  ---------  --------  ------------ ------------ ------------
                                                        (Unaudited)
BALANCE SHEET
Assets:
Total current assets.......  $    177  $ 50,393   $ 31,304    $ 2,689     $ (15,090)    $ 69,473
Investment in
 subsidiaries..............   100,512    34,550        --         --       (135,062)         --
Rental equipment, net of
 accumulated depreciation..       --    351,070    141,095      9,265           --       501,430
Property and equipment, net
 of
 accumulated depreciation..       --     58,835      9,423      1,705           --        69,963
Other assets...............     1,529   262,424     73,643         59      (225,789)     111,866
                             --------  --------   --------    -------     ---------     --------
 Total assets..............  $102,218  $757,272   $255,465    $13,718     $(375,941)    $752,732
                             ========  ========   ========    =======     =========     ========
Liabilities and partners'
 capital (deficit):
Total current liabilities..  $    --   $ 52,253   $  8,714    $   310     $ (15,090)    $ 46,187
Long term debt, less
 current portion...........    30,803   690,625    225,789        --       (225,789)     721,428
Other non-current
 liabilities...............       --      5,943        820        --            --         6,763
                             --------  --------   --------    -------     ---------     --------
 Total liabilities.........    30,803   748,821    235,323        310      (240,879)     774,378
Partners' capital
 (deficit).................    71,415     8,451     20,142     13,408      (135,062)     (21,646)
                             --------  --------   --------    -------     ---------     --------
 Total liabilities and
  partners'
  capital (deficit)........  $102,218  $757,272   $255,465    $13,718     $(375,941)    $752,732
                             ========  ========   ========    =======     =========     ========
STATEMENTS OF OPERATIONS
Total revenues.............  $    --   $ 69,786   $ 27,098    $ 3,146     $  (2,445)    $ 97,585
                             --------  --------   --------    -------     ---------     --------
Total cost of revenues.....       --     46,273     19,834      1,424        (2,445)      65,086
Selling, general and
 administrative............       --     14,757      4,367        220           --        19,344
                             --------  --------   --------    -------     ---------     --------
Income from operations.....       --      8,756      2,897      1,502           --        13,155
Interest expense and other
 (income) expense, net.....       887    11,799      5,177        449           --        18,312
                             --------  --------   --------    -------     ---------     --------
Income (loss) before
 taxes.....................      (887)   (3,043)    (2,280)     1,053           --        (5,157)
Provision for state taxes..       --        100        --         --            --           100
                             --------  --------   --------    -------     ---------     --------
Net income (loss)..........  $   (887) $ (3,143)  $ (2,280)   $ 1,053     $     --      $ (5,257)
                             ========  ========   ========    =======     =========     ========
STATEMENTS OF CASH FLOWS
Net cash provided by (used
 in) operating activities..  $    --   $ (9,964)  $  1,090    $ 1,426     $  (1,944)    $ (9,392)
                             --------  --------   --------    -------     ---------     --------
Net cash used in investing
 activities................  $    --   $(10,000)  $ (1,113)   $(1,495)    $   1,944     $(10,664)
                             --------  --------   --------    -------     ---------     --------
Net cash provided by (used
 in) financing activities..  $    --   $ 14,972   $    (17)   $   --      $     --      $ 14,955
                             --------  --------   --------    -------     ---------     --------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

9. Subsidiary Guarantors (continued)

  The following table summarizes the financial position for Holdings, the Company and the Company's guarantor subsidiaries as of December 31, 1999, and results of operations and cash flows as of and for the three months ended March 31, 1999.

                                                     December 31, 1999
                             --------------------------------------------------------------------
                                                              Other
                                       Operating            Guarantor   Intercompany
                             Holdings   Company   Carlisle Subsidiaries Eliminations Consolidated
                             --------  ---------  -------- ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets.......  $    --   $ 53,399   $ 20,000   $ 1,188     $  (4,558)    $ 70,029
Investment in
 subsidiaries..............   100,512    34,776        --        --       (135,288)         --
Rental equipment, net of
 accumulated depreciation..       --    386,898     94,993     9,533           --       491,424
Property and equipment, net
 of
 accumulated depreciation..       --     58,619      8,937     1,758           --        69,314
Other assets...............     1,747   210,448     74,002        69      (173,453)     112,813
                             --------  --------   --------   -------     ---------     --------
 Total assets..............  $102,259  $744,140   $197,932   $12,548     $(313,299)    $743,580
                             ========  ========   ========   =======     =========     ========
Liabilities and partners'
 capital (deficit):
Total current liabilities..  $    --   $ 56,375   $  1,359   $   193     $  (4,558)    $ 53,369
Long term debt, less
 current portion...........    29,957   672,875    173,276       --       (173,276)     702,832
Other non-current
 liabilities...............       --      3,190        876       --           (177)       3,889
                             --------  --------   --------   -------     ---------     --------
 Total liabilities.........    29,957   732,440    175,511       193      (178,011)     760,090
Partners' capital
 (deficit).................    72,302    11,700     22,421    12,355      (135,288)     (16,510)
                             --------  --------   --------   -------     ---------     --------
 Total liabilities and
  partners'
  capital (deficit)........  $102,259  $744,140   $197,932   $12,548     $(313,299)    $743,580
                             ========  ========   ========   =======     =========     ========
                                                       March 31, 1999
                             --------------------------------------------------------------------
                                                        (Unaudited)
STATEMENT OF OPERATIONS
Total revenues.............  $    --   $ 45,938   $    --    $ 2,964     $     --      $ 48,902
                             --------  --------   --------   -------     ---------     --------
Total cost of revenues.....       --     30,135        --      1,381           --        31,516
Selling, general and
 administrative............       --      9,415        --        199           --         9,614
                             --------  --------   --------   -------     ---------     --------
Income from operations.....       --      6,388        --      1,384           --         7,772
Interest expense and other
 income net................       875     8,491        --        341           --         9,707
                             --------  --------   --------   -------     ---------     --------
Income (loss) before
 taxes.....................      (875)   (2,103)       --      1,043           --        (1,935)
Provision for state taxes..       --        101        --        --            --           101
                             --------  --------   --------   -------     ---------     --------
Net income (loss)..........  $   (875) $ (2,204)  $    --    $ 1,043     $     --      $ (2,036)
                             ========  ========   ========   =======     =========     ========
                                                       March 31, 1999
                             --------------------------------------------------------------------
                                                        (Unaudited)
STATEMENT OF CASH FLOWS
Net cash used in operating
 activities................  $    --   $ (7,559)  $    --    $   (65)    $     --      $ (7,624)
                             --------  --------   --------   -------     ---------     --------
Net cash provided by (used
 in) investing activities..  $     68  $(25,512)  $    --    $  (565)    $     (68)    $(26,077)
                             --------  --------   --------   -------     ---------     --------
Net cash provided by (used
 in) financing activities..  $    (68) $ 33,282   $    --    $   --      $      68     $ 33,282
                             --------  --------   --------   -------     ---------     --------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

10. Equity-Preferred and Common Units

  Holdings has six classes of partnership units: (i) Class A Preferred (ii) Class B Preferred (iii) Class L Common (iv) Class A Common (v) Class B Common and (vi) Class C Common. Upon liquidation or distribution of capital assets (including cash), the Class A Preferred Unitholders and Class B Preferred Unitholders are entitled to receive a pro rata preferential distribution equal to an 11% annual return, compounded quarterly, on their unreturned capital contributions. In addition, the Class A Preferred Unitholders and Class B Preferred Unitholders have a liquidation preference on their unreturned capital contributions prior to any distributions made to Class L, Class A, Class B or Class C Common Unitholders. As of March 31, 2000 and December 31, 1999, the cumulative unpaid preferred yield was approximately $6,393 and $5,031, respectively.

  Upon satisfaction of the Class A Preferred and Class B Preferred cumulative unpaid yield and the liquidation preference of the capital contribution of Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution equal to a 12% annual return, compounded quarterly on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference on their unreturned capital contributions prior to any dividends or distributions to the Class A, Class B or Class C Common Unitholders. As of March 31, 2000 and December 31, 1999, the cumulative unpaid yield on the Class L Common was approximately $8,159 and $6,847, respectively.

  Upon satisfaction of the aggregate liquidation preferences of both Class A Preferred and Class B Preferred and Class L Common Unitholders, any remaining distributions will be made ratably among the Class L and Class A Common Unitholders, and to the extent certain cash distribution and vesting tests are met, the Class B and Class C Common Unitholders.

11. Operating Segment Information

  The Company identifies and manages its business as two operating segments, the equipment rental industry and equipment sales.

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

  The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA), (as defined to exclude net gains on sales of used equipment).

  The Company does not maintain information about assets for its reportable segments. Accordingly, the items specified in Paragraph 28 of FAS 131 are not applicable. Additionally, the Company has not disclosed prior years' segment data on a comparative basis, because management found it impracticable to obtain the comparative data for the prior years.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


  The table below presents information about reported segments for the three months ended March 31, 2000 and the year ended December 31:

                                                   Equipment Equipment
                                                    Rentals    Sales    Total
                                                   --------- --------- --------
   Three months ended, March 31, 2000:
   Revenues....................................... $ 85,471   $12,114  $ 97,585
     EBITDA....................................... $ 26,441   $   307  $ 26,748
   Year ended December 31, 1999:
     Revenues..................................... $264,668   $34,446  $299,114
     EBITDA....................................... $ 80,174   $   760  $ 80,934

12. Subsequent Event

  On April 14, 2000, the Company announced it was changing its name to Maxim Crane Works and intends to complete a formal name change during the second quarter.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

  Equipment Rental Revenues: Revenues from equipment rentals increased $39.2 million, or 84.7% to $85.5 million for the quarter ended March 31, 2000, as compared to $46.3 million for the same period in the prior year. This increase was largely due to the Carlisle acquisition completed in July 1999, which accounted for approximately $22.7 million in equipment rental revenues. The remaining $16.5 million increase is the result of incremental revenues generated by the other acquisitions completed during 1999, as well as internal growth of the Company's existing yards. Additionally, management has noted a recovery in the equipment rental revenues generated from the Company's petrochemical customers.

  Equipment Sales: Revenues from equipment sales increased $9.5 million, or 365.4%, to $12.1 million for the quarter ended March 31, 2000, as compared to $2.6 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $4.4 million of the increase. Additionally, the Company has experienced increased activity in sales of new equipment as well as sales through its fleet management program.

  Total Revenues: Based on the foregoing, total revenues increased $48.7 million, or 99.6%, to $97.6 million for the quarter ended March 31, 2000 as compared to $48.9 million for the same period in the prior year.

  Gross Profit: Gross profit from equipment rentals increased $14.0 million, or 84.3%, to $30.6 million for the quarter ended March 31, 2000, as compared to $16.6 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $6.8 million of the increase in gross profit from equipment rentals. As a percent of equipment rental revenues, gross profit from equipment rentals remained unchanged from the prior year at 35.8%. This gross profit margin represents a 0.8% improvement over the 35.0% margin generated for the year ended December 31, 1999. The Company is beginning to realize the synergies from the integration of the acquisitions completed in 1999. Additionally, the recovery of the petrochemical industry has further had a positive impact on the gross margin percentage.

  Gross profit from equipment sales increased $1.1 million, or 137.5%, to $1.9 million for the quarter ended March 31, 2000, as compared to $.8 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales decreased to 15.7% for the quarter ended March 31, 2000, as compared to 30.8% for the same period in the prior year. The margin percentage generated represents a return to more normal gross margin levels, as equipment sales during the quarter ended March 31, 1999 generated unusually large margins.

  Based on the foregoing, total gross profit increased $15.1 million, or 86.8%, to $32.5 million for the quarter ended March 31, 2000, as compared to $17.4 million for the same period in the prior year.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $9.7 million, or 101.0%, to $19.3 million for the quarter ended March 31, 2000, as compared to $9.6 million for the same period in the prior year. The Carlisle acquisition accounted for $4.4 million of the increase in selling, general and administrative expenses. The remaining increase is primarily due to increased depreciation and increased employee-related costs associated with the acquisitions completed in 1999 and early 2000, as well as internal growth. As a percent of total revenues, selling, general and administrative expenses remained relatively constant, amounting to 19.8% for the quarter ended March 31, 2000 as compared to 19.6% for the same period in the prior year.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $12.2 million, or 84.1%, to $26.7 million for the quarter ended March 31, 2000, as compared to $14.5 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $10.4 million, or 71.7% to $24.9 million for the quarter ended March 31, 2000, as compared to $14.5 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 29.1% for the quarter ended March 31, 2000, as compared to 31.3% for the same period in the prior year. This decrease is primarily due to the increased costs discussed above.

  Interest Expense: Interest expense increased $8.6 million, or 88.7%, to $18.3 million for the quarter ended March 31, 2000, as compared to $9.7 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 1999 and early 2000 as well as the Company's continued investment in rental equipment.

  Net Loss: Net loss increased $3.3 million, or 165.0%, to a net loss of $5.3 million for the quarter ended March 31, 2000, as compared to $2.0 million for the same period in the prior year as a result of the factors discussed above.

 Liquidity and Capital Resources

  Net cash used in operating activities for the quarter ended March 31, 2000 increased by $1.9 million to $9.5 million from a use of cash of $7.6 million for the quarter ended March 31, 1999. This increase was primarily the result of an increase in net loss as well as an increase in accounts receivable and a decrease in certain liabilities.

  During the quarters ended March 31, 2000 and 1999, the Company's principal uses of cash for investing activities were for acquisitions and capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $6.1 million and $21.7 million, respectively. Included in these totals were expenditures for rental equipment totaling $4.8 million and $19.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment.

  Net cash provided by financing activities during the quarter ended March 31, 2000 was $15.0 million, a decrease of 54.9%, compared to $33.3 million for the quarter ended March 31, 1999. The decrease in net cash provided by financing activities was due to a decrease in net borrowings to fund capital expenditures.

  The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $35 million for net fleet capital expenditures for 2000, exclusive of acquisitions, to be used to replace rental equipment sold as well as increase its total investment in the fleet. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions. In the quarters ended March 31, 2000 and 1999, the Company incurred approximately $.8 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

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

  The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities.

The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $240.0 million was drawn at March 31, 2000, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

  The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At March 31, 2000, the Company was in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

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

ITEM 5. OTHER INFORMATION

  On April 14, 2000, the Company announced it was changing its name to Maxim Crane Works and intends to complete a formal name change during the second quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.INDEX TO EXHIBITS

  Not applicable

B.REPORTS ON FORM 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Mifflin, State of Pennsylvania, on May 10, 2000.

                                          Anthony Crane Rental Holdings, L.P.

                                               /s/ Jeffrey J. Fenton
                                          By:  ________________________________
                                              Jeffrey J. Fenton
                                              Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on May 10, 2000.

                                               /s/ William F. Fabrizio
                                          By:  ________________________________
                                              William F. Fabrizio
                                              Chief Financial Officer