Form 10-Q
period 2000-09-30
ANTHONY CRANE RENTAL HOLDINGS LP
filed 2000-11-07
CIK 1070316

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from              to

                       Commission file number: 333-65003

                               ----------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.
             (Exact Name of Registrant as Specified in Its Charter)
                      Doing Business as Maxim Crane Works

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

   Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Aggregate market value of voting partnership interests held by non-affiliates as of November 7, 2000: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of November 7, 2000:

                  Class L Common Partnership Interests: 450,888.01 Units Class A Common Partnership Interests: 4,058,042.08 Units Class B Common Partnership Interests: 321,116.93 Units Class C Common Partnership Interests: 321,116.93 Units

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 2000

                               TABLE OF CONTENTS

                                     Part I

 ITEM 1 Index to Condensed Consolidated Financial Statements.............    2
 ITEM 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................   17

                                    Part II

 ITEM 1 Legal Proceedings................................................   21
 ITEM 2 Changes in Securities............................................    *
 ITEM 3 Defaults Upon Senior Securities..................................    *
 ITEM 4 Submission of Matters to a Vote of Security Holders..............    *
 ITEM 5 Other Information................................................    *
 ITEM 6 Index to Exhibits and Reports on Form 8-K........................   21
        Signatures.......................................................   22

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Condensed Consolidated Balance Sheets--September 30, 2000 (Unaudited) and
 December 31, 1999.......................................................    3

Condensed Consolidated Statements of Operations for the Three Months
 Ended September 30, 2000 and 1999 (Unaudited)...........................    4

Condensed Consolidated Statements of Operations for the Nine Months Ended
 September 30, 2000 and 1999 (Unaudited).................................    5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
 September 30, 2000 and 1999 (Unaudited).................................    6

Notes to Condensed Consolidated Financial Statements.....................    7

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................   $  7,031      $  8,980
  Trade accounts receivable, net of allowance for
   doubtful accounts of $3,960 at September 30 and
   $3,250 at December 31............................     71,609        56,910
  Other receivables.................................      2,095         1,974
  Prepaid expenses and deposits.....................      4,342         2,165
                                                       --------      --------
    Total current assets............................     85,077        70,029
  Rental equipment, net.............................    513,493       491,424
  Property and equipment, net.......................     71,196        69,314
  Intangible assets, net ...........................     82,174        82,871
  Debt issuance costs, net..........................     25,600        29,378
  Other assets......................................        854           564
                                                       --------      --------
    Total assets....................................   $778,394      $743,580
                                                       ========      ========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Book overdraft....................................   $     --      $  4,250
  Accounts payable--trade...........................     21,746        17,344
  Accrued interest..................................     11,309        15,250
  Accrued wages and employee benefits...............      5,307         4,429
  Accrued taxes, other than income taxes............      2,521         3,395
  Other accrued liabilities.........................      2,833         5,138
  Current portion of long-term debt (Note 4)........      2,500         2,500
  Current portion of capital lease obligations......        182         1,063
                                                       --------      --------
    Total current liabilities.......................     46,398        53,369
Long term debt, less current portion (Note 4).......    748,506       702,832
Long-term obligation under capital leases...........      3,749           520
Note payable to Bain................................        558           526
Other non-current liabilities.......................      4,625         2,843
                                                       --------      --------
    Total liabilities...............................    803,836       760,090
                                                       --------      --------
Partners' capital (deficit):
  Senior Preferred Units............................     22,500        22,500
  Class B Preferred Units...........................     20,000        20,000
  Equity Investors Class L Common Units.............     25,065        25,821
  Equity Investors Class A Common Units.............    (28,654)      (21,857)
  Equity Investors Class B Common Units.............        225           113
  Equity Investors Class C Common Units.............        128            64
  Predecessor Partners Class L Common Units.........        359           525
  Predecessor Partners Class A Common Units.........    (63,692)      (62,201)
  Accumulated other comprehensive income............         74            49
  Partners' receivables.............................     (1,447)       (1,524)
                                                       --------      --------
    Total partners' capital (deficit)...............    (25,442)      (16,510)
                                                       --------      --------
Total liabilities and partners' capital (deficit)...   $778,394      $743,580
                                                       ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                               Three Months
                                                                  Ended
                                                              September 30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                               (Unaudited)
Revenues:
  Equipment rentals......................................... $ 93,277  $81,665
  Equipment sales...........................................    6,793   12,629
                                                             --------  -------
    Total revenues..........................................  100,070   94,294
                                                             --------  -------
Cost of revenues:
  Cost of equipment rentals.................................   56,029   53,351
  Cost of equipment sales...................................    6,048   10,085
                                                             --------  -------
    Total cost of revenues..................................   62,077   63,436
                                                             --------  -------
Gross profit................................................   37,993   30,858
Selling, general and administrative expenses................   18,922   17,381
                                                             --------  -------
Income from operations......................................   19,071   13,477
Interest expense............................................   20,235   16,949
Other expense (income), net.................................        2     (112)
                                                             --------  -------
Loss before taxes...........................................   (1,166)  (3,360)
                                                             --------  -------
Provision for state taxes...................................       --       --
                                                             --------  -------
Net loss.................................................... $ (1,166) $(3,360)
                                                             ========  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $268,013  $181,420
  Equipment sales..........................................   28,805    23,142
                                                            --------  --------
    Total revenues.........................................  296,818   204,562
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................  165,659   116,771
  Cost of equipment sales..................................   24,587    18,999
                                                            --------  --------
    Total cost of revenues.................................  190,246   135,770
                                                            --------  --------
Gross profit...............................................  106,572    68,792
Selling, general and administrative expenses...............   57,508    38,650
                                                            --------  --------
Income from operations.....................................   49,064    30,142
Interest expense...........................................   57,959    37,193
Other (income) expense, net................................      116      (301)
                                                            --------  --------
Loss before taxes..........................................   (9,011)   (6,750)
                                                            --------  --------
Provision for state taxes..................................      200       101
                                                            --------  --------
Net loss................................................... $ (9,211) $ (6,851)
                                                            ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2000      1999
                                                           --------  ---------
                                                              (Unaudited)
Net cash provided by operating activities................. $ 28,328  $   5,054
                                                           --------  ---------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired...............................................  (20,654)  (196,245)
  Proceeds from sale of fixed assets, including rental
   equipment..............................................   13,558     15,163
  Capital expenditures....................................  (59,330)  (109,585)
  Other...................................................     (257)        --
                                                           --------  ---------
    Net cash used in investing activities.................  (66,683)  (290,667)
                                                           --------  ---------
Cash flows from financing activities:
  Change in book overdraft................................   (4,250)     4,467
  Proceeds from issuance of debt..........................   71,500    417,000
  Payments on debt........................................  (28,375)  (102,143)
  Payments under capital leases...........................     (806)    (6,144)
  Advances to shareholders................................       --       (977)
  Expenditures for debt issuance costs and other
   intangibles............................................   (1,663)   (18,365)
  Partner withdrawals.....................................       --     (1,310)
                                                           --------  ---------
    Net cash provided by financing activities.............   36,406    292,528
                                                           --------  ---------
Net (decrease) increase in cash and cash equivalents......   (1,949)     6,915
Cash and cash equivalents, beginning of period............    8,980      5,633
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $  7,031  $  12,548
                                                           ========  =========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable....................................... $  5,690  $  10,726
                                                           ========  =========
  Noncash rental equipment transfers...................... $  1,577  $      --
                                                           ========  =========
  Noncash partner withdrawals............................. $     --  $   1,050
                                                           ========  =========
  Distribution of class B Preferred Units................. $     --  $  20,000
                                                           ========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)


1. Description of Business

   Anthony Crane Rental Holdings L.P. ("Holdings"), through Anthony Crane Rental, L.P. (the "Company") and its subsidiaries, (collectively, the Partnership) are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries. The Company provides twenty-four hour service, seven days a week to customers principally in the United States. The Company also sells new and used equipment to commercial construction, industrial and residential users. Effective April 14, 2000, the Company began doing business as Maxim Crane Works.

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

   In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the three and nine month periods ended September 30, 2000, is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

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
                                                                        -------
  Cash paid for acquisitions........................................... $20,654
                                                                        =======

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


4. Long-Term Debt

   Long-term debt consists of the following:

                                                     September 30,  December 31,
                                                         2000           1999
                                                     -------------  ------------
  10 3/8% Company Senior Notes, due 2008 (A)........   $155,000       $155,000
  13 3/8% Holdings Senior Discount Debentures, due
   2009 (B).........................................     32,506(1)      29,957
  Senior Credit Facilities of the Company (C)
    Revolving Credit Facility.......................    266,000        221,000
    Term Loan.......................................     50,000         50,000
    First Priority Term Loan........................    247,500        249,375
                                                       --------       --------
                                                       $751,006       $705,332
  Less current portion of long-term debt............      2,500          2,500
                                                       --------       --------
                                                       $748,506       $702,832
                                                       ========       ========

--------
(1) Net of unamortized discount on debentures of $15,494 and $18,043 at September 30, 2000 and December 31, 1999, respectively.

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

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


4. Long-Term Debt (continued)

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

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


4. Long-Term Debt (continued)

  The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan (subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBO breakage costs, if any, are borne by the Company. The Senior Credit Facilities contain certain restrictive covenants; the most restrictive of which include financial ratios.

  The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

  The aggregate principal debt maturities of long-term debt for the next five years ending December 31, are as follows:

   2000................................................................ $  2,500
   2001................................................................    2,500
   2002................................................................    2,500
   2003................................................................    2,500
   2004................................................................  268,500
   Thereafter..........................................................  472,506
                                                                        --------
                                                                        $751,006
                                                                        ========

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

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

5. Business Acquisitions (continued)

   The operating results of these acquisitions are included in the Partnership's consolidated results of operations from the date of acquisition. Certain pro forma financial information related to the above acquisitions have not been presented since the acquisitions were not material to the Partnership's consolidated financial position or its consolidated results of operations.

6. Equity Investment in Joint Venture

   On February 29, 2000, the Company entered into an agreement with Van Seumeren, USA, to form a joint venture, AVS Services, L.L.C., to engage in heavy lift services. Under the agreement, each partner in the joint venture shares equally in the profit or loss of the joint venture. In connection with the agreement, the Company is obligated to contribute up to $.5 million as its capital contribution to the joint venture. Through September 30, 2000, the Company had made capital contributions totaling $.2 million to the joint venture. The Company's investment in the joint venture has been accounted for using the equity method. On October 31, 2000, the Company contributed $4.5 million to the joint venture.

7. Lease Commitments

   In connection with the acquisition of Sacramento Valley Crane Service, Inc., (See Note 5), and the Carlisle acquisition completed in 1999, the Partnership assumed certain obligations related to capital leases.

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of September 30, 2000:

Year ending December 31:
------------------------
2000.................................................................... $  260
2001....................................................................    939
2002....................................................................    771
2003....................................................................    705
2004....................................................................    839
Thereafter..............................................................  1,386
                                                                         ------
Total minimum lease payments............................................  4,900
Less amount representing interest.......................................    969
                                                                         ------
Present value of minimum lease payments.................................  3,931
Less current portion....................................................    182
                                                                         ------
                                                                         $3,749
                                                                         ======

   Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $4,127 and $434, respectively, at September 30, 2000 and $1,716 and $455, respectively, at December 31, 1999.

8. Contingencies

   The Company was the defendant in a lawsuit by its former insurance carrier, who had asserted a claim for premiums allegedly due on a contract of insurance in the amount of approximately $455. In October 2000, the lawsuit was settled for $300, which was covered by an indemnity from the predecessor partners prior to the Company's recapitalization on July 22, 1998.

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

   While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the predecessor partners prior to the Company's recapitalization.

9. Subsidiary Guarantors

   All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

9. Subsidiary Guarantors (continued)

   The following table summarizes the financial position for Holdings, the Company and the Company's guarantor subsidiaries as of September 30, 2000, and December 31, 1999:

                                                  September 30, 2000
                          -------------------------------------------------------------------
                                                          Other
                                    Operating           Guarantor   Intercompany
                          Holdings   Company  Carlisle Subsidiaries Eliminations Consolidated
                          ---------------------------- ------------ ------------ ------------
                                                      (Unaudited)
BALANCE SHEETS
Assets:
Total current assets..... $      -- $ 59,516  $ 43,825   $ 4,675     $ (22,939)    $ 85,077
Investment in
 subsidiaries............   100,512   36,792        --        --      (137,304)          --
Rental equipment, net of
 accumulated
 depreciation............        --  354,922   149,081     9,490            --      513,493
Property and equipment,
 net of accumulated
 depreciation............        --   59,858     9,554     1,784            --       71,196
Other assets.............     1,624  272,059    70,200        35      (235,290)     108,628
                          --------- --------  --------   -------     ---------     --------
  Total assets........... $ 102,136 $783,147  $272,660   $15,984     $(395,533)    $778,394
                          ========= ========  ========   =======     =========     ========
Liabilities and partners' capital
 (deficit):
Total current
 liabilities............. $      -- $ 54,282  $ 14,696   $   359     $ (22,939)    $ 46,398
Long term debt, less
 current portion.........    32,506  716,000   235,113        --      (235,113)     748,506
Other non-current
 liabilities.............        --    7,425     1,684        --          (177)       8,932
                          --------- --------  --------   -------     ---------     --------
  Total liabilities......    32,506  777,707   251,493       359      (258,229)     803,836
Partners' capital
 (deficit)...............    69,630    5,440    21,167    15,625      (137,304)     (25,442)
                          --------- --------  --------   -------     ---------     --------
  Total liabilities and
   partners' capital
   (deficit)............. $ 102,136 $783,147  $272,660   $15,984     $(395,533)    $778,394
                          ========= ========  ========   =======     =========     ========

                                                   December 31, 1999
                          -------------------------------------------------------------------
Assets:
Total current assets..... $      -- $ 53,399  $ 20,000   $ 1,188     $  (4,558)    $ 70,029
Investment in
 subsidiaries............   100,512   34,776        --        --      (135,288)          --
Rental equipment, net of
 accumulated
 depreciation............        --  386,898    94,993     9,533            --      491,424
Property and equipment,
 net of accumulated
 depreciation............        --   58,619     8,937     1,758            --       69,314
Other assets.............     1,747  210,448    74,002        69      (173,453)     112,813
                          --------- --------  --------   -------     ---------     --------
  Total assets........... $ 102,259 $744,140  $197,932   $12,548     $(313,299)    $743,580
                          ========= ========  ========   =======     =========     ========
Liabilities and partners' capital
 (deficit):
Total current
 liabilities............. $      -- $ 56,375  $  1,359   $   193     $  (4,558)    $ 53,369
Long term debt, less
 current portion.........    29,957  672,875   173,276        --      (173,276)     702,832
Other non-current
 liabilities.............        --    3,190       876        --          (177)       3,889
                          --------- --------  --------   -------     ---------     --------
  Total liabilities......    29,957  732,440   175,511       193      (178,011)     760,090
Partners' capital
 (deficit)...............    72,302   11,700    22,421    12,355      (135,288)     (16,510)
                          --------- --------  --------   -------     ---------     --------
  Total liabilities and
   partners' capital
   (deficit)............. $ 102,259 $744,140  $197,932   $12,548     $(313,299)    $743,580
                          ========= ========  ========   =======     =========     ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

9. Subsidiary Guarantors (continued)

   The following table summarizes the results of operations, for Holdings, the Company and the Company's guarantor subsidiaries for the three and nine month periods ended September 30, 2000 and 1999.

                                        Three Months Ended September 30, 2000
                          ---------------------------------------------------------------------
                                                            Other
                                    Operating             Guarantor   Intercompany
                          Holdings   Company   Carlisle  Subsidiaries Eliminations Consolidated
                          --------  ---------  --------  ------------ ------------ ------------
                                                     (Unaudited)
STATEMENTS OF OPERATIONS
Total revenues..........  $    --   $ 66,818   $31,072     $ 4,056      $(1,876)     $100,070
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --     41,200    20,878       1,875       (1,876)       62,077
Selling, general and
 administrative.........       --     14,110     4,385         427           --        18,922
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     11,508     5,809       1,754           --        19,071
Interest expense and
 other (income) expense,
 net....................      897     12,753     6,041         546           --        20,237
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................     (897)    (1,245)     (232)      1,208           --        (1,166)
Provision for state
 taxes..................       --         --        --          --           --            --
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $  (897)  $ (1,245)  $  (232)    $ 1,208      $    --      $ (1,166)
                          =======   ========   =======     =======      =======      ========

                                        Three Months Ended September 30, 1999
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $    --   $ 64,862   $27,785     $ 2,532      $  (885)     $ 94,294
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --     45,250    17,928       1,143         (885)       63,436
Selling, general and
 administrative.........       --     12,971     4,173         237           --        17,381
                          -------   --------   -------     -------      -------      --------
Income from operations..       --      6,641     5,684       1,152           --        13,477
Interest expense and
 other (income) expense,
 net....................      897     11,736     3,816         388           --        16,837
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................     (897)    (5,095)    1,868         764           --        (3,360)
Provision for state
 taxes..................       --         --        --          --           --            --
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $  (897)  $ (5,095)  $ 1,868     $   764      $    --      $ (3,360)
                          =======   ========   =======     =======      =======      ========
                                         Nine Months Ended September 30, 2000
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $    --   $202,083   $90,061     $10,872      $(6,198)     $296,818
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --    130,494    61,073       4,877       (6,198)      190,246
Selling, general and
 administrative.........       --     42,901    13,382       1,225           --        57,508
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     28,688    15,606       4,770           --        49,064
Interest expense and
 other (income) expense,
 net....................    2,672     37,043    16,860       1,500           --        58,075
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................   (2,672)    (8,355)   (1,254)      3,270           --        (9,011)
Provision for state
 taxes..................       --        200        --          --           --           200
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $(2,672)  $ (8,555)  $(1,254)    $ 3,270      $    --      $ (9,211)
                          =======   ========   =======     =======      =======      ========

                                         Nine Months Ended September 30, 1999
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $    --   $169,589   $27,785     $ 8,073      $  (885)     $204,562
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --    114,913    17,928       3,814         (885)      135,770
Selling, general and
 administrative.........       --     33,802     4,173         675           --        38,650
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     20,874     5,684       3,584           --        30,142
Interest expense and
 other (income) expense,
 net....................    2,663     29,382     3,816       1,031           --        36,892
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................   (2,663)    (8,508)    1,868       2,553           --        (6,750)
Provision for state
 taxes..................       --        101        --          --           --           101
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $(2,663)  $ (8,609)  $ 1,868     $ 2,553      $    --      $ (6,851)
                          =======   ========   =======     =======      =======      ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

9. Subsidiary Guarantors (continued)

   The following table summarizes the cash flows for Holdings, the Company and the Company's guarantor subsidiaries for the nine months ended September 30, 2000 and 1999.

                                        Nine Months Ended September 30, 2000
                         --------------------------------------------------------------------
                                                          Other
                                  Operating             Guarantor   Intercompany
                         Holdings  Company   Carlisle  Subsidiaries Eliminations Consolidated
                         -------- ---------  --------  ------------ ------------ ------------
                                                    (Unaudited)
Net cash provided by
 operating activities...  $  --   $ (12,446) $ 21,904    $ 3,524      $ 15,346    $  28,328
                          -----   ---------  --------    -------      --------    ---------
Net cash used in
 investing activities...  $  --   $ (24,252) $(23,735)   $(3,350)     $(15,346)   $ (66,683)
                          -----   ---------  --------    -------      --------    ---------
Net cash provided by
 financing activities...  $  --   $  36,213  $    193    $    --      $     --    $  36,406
                          -----   ---------  --------    -------      --------    ---------

                                        Nine Months Ended September 30, 1999
                         --------------------------------------------------------------------
                                                    (Unaudited)
Net cash (used in)
 provided by operating
 activities.............  $  --   $  (2,478) $  1,032    $ 2,415      $  4,085    $   5,054
                          -----   ---------  --------    -------      --------    ---------
Net cash (used in)
 provided by investing
 activities.............  $ 201   $(286,274) $  1,401    $(1,910)     $ (4,085)   $(290,667)
                          -----   ---------  --------    -------      --------    ---------
Net cash (used in)
 provided by financing
 activities.............  $(201)  $ 294,180  $ (1,451)   $    --      $     --    $ 292,528
                          -----   ---------  --------    -------      --------    ---------

10. Equity-Preferred and Common Units

   Holdings has six classes of partnership units: (i) Class A Preferred (ii) Class B Preferred (iii) Class L Common (iv) Class A Common (v) Class B Common and (vi) Class C Common. Upon liquidation or distribution of capital assets (including cash), the Class A Preferred Unitholders and Class B Preferred Unitholders are entitled to receive a pro rata preferential distribution equal to an 11% annual return, compounded quarterly, on their unreturned capital contributions. In addition, the Class A Preferred Unitholders and Class B Preferred Unitholders have a liquidation preference on their unreturned capital contributions prior to any distributions made to Class L, Class A, Class B or Class C Common Unitholders. As of September 30, 2000 and December 31, 1999, the cumulative unpaid preferred yield was approximately $9,230 and $5,031, respectively.

   Upon satisfaction of the Class A Preferred and Class B Preferred cumulative unpaid yield and the liquidation preference of the capital contribution of Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution equal to a 12% annual return, compounded quarterly on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference on their unreturned capital contributions prior to any dividends or distributions to the Class A, Class B or Class C Common Unitholders. As of September 30, 2000 and December 31, 1999, the cumulative unpaid yield on the Class L Common was approximately $10,903 and $6,847, respectively.

   Upon satisfaction of the aggregate liquidation preferences of both Class A Preferred and Class B Preferred and Class L Common Unitholders, any remaining distributions will be made ratably among the Class L and Class A Common Unitholders, and to the extent certain cash distribution and vesting tests are met, the Class B and Class C Common Unitholders.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


11. Operating Segment Information

   The Company identifies and manages its business as two operating segments, equipment rentals and equipment sales.

   The equipment rentals segment is engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries, primarily in the United States. The equipment sales segment sells new and used equipment to commercial construction, industrial and residential users.

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

   The table below presents information about reported segments for the three months and nine months ended September 30, 2000:

                                                   Equipment Equipment
                                                    Rentals    Sales    Total
                                                   --------- --------- --------
Three months ended September 30, 2000:
  Revenues........................................ $ 93,277   $ 6,793  $100,070
  EBITDA.......................................... $ 34,445   $    62  $ 34,507
Nine months ended, September 30, 2000:
  Revenues........................................ $268,013   $28,805  $296,818
  EBITDA.......................................... $ 92,132   $   947  $ 93,079

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

   Equipment Rental Revenues: Revenues from equipment rentals increased $11.6 million, or 14.2%, to $93.3 million for the quarter ended September 30, 2000, as compared to $81.7 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the acquisitions completed during 1999 and 2000, as well as internal growth of the Company's existing yards.

   Equipment Sales: Revenues from equipment sales decreased $5.8 million, or 46.0%, to $6.8 million for the quarter ended September 30, 2000, as compared to $12.6 million for the same period in the prior year. This decrease is due to an unusually high level of fleet sales activity during the prior year's quarter to balance the overall fleet mix.

   Total Revenues: Based on the foregoing, total revenues increased $5.8 million, or 6.1%, to $100.1 million for the quarter ended September 30, 2000, as compared to $94.3 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals increased $8.9 million, or 31.4%, to $37.2 million for the quarter ended September 30, 2000, as compared to $28.3 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals improved from 34.6% for the quarter ended September 30, 1999 to 39.9% for the quarter ended September 30, 2000. The increase is due to higher equipment utilization rates, selective price increases and various cost improvement activities, including accelerated integration actions on the 1999 and 2000 acquisitions and consolidation of certain operating locations.

   Gross profit from equipment sales decreased $1.8 million, or 72.0%, to $.7 million for the quarter ended September 30, 2000, as compared to $2.5 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales declined to 10.3% for the quarter ended September 30, 2000, as compared to 19.8% for the same period in the prior year. The decrease in gross profit margin is primarily due to the mix of equipment sales.

   Based on the foregoing, total gross profit increased $7.1 million, or 23.0%, to $38.0 million for the quarter ended September 30, 2000, as compared to $30.9 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $1.5 million, or 8.6%, to $18.9 million for the quarter ended September 30, 2000, as compared to $17.4 million for the same period in the prior year. The increase is primarily the result of an increase in employee related costs, depreciation expense on non-rental equipment, and amortization resulting from the acquisitions completed in 1999 and early 2000, as well as internal growth. As a percent of total revenues, selling, general and administrative expenses increased slightly to 18.9% for the quarter ended September 30, 2000, as compared to 18.5% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $9.4 million, or 37.4%, to $34.5 million for the quarter ended September 30, 2000, as compared to $25.1 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $9.5 million, or 39.1% to $33.8 million for the quarter ended September 30, 2000, as compared to $24.3 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations increased to 36.2% for the quarter ended September 30, 2000, as compared to 29.7% for the same period in the prior year. This increase is due to the factors discussed above.

   Interest Expense: Interest expense increased $3.3 million, or 19.5%, to $20.2 million for the quarter ended September 30, 2000, as compared to $16.9 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 1999 and early 2000 and the Company's continued investment in rental equipment, as well as an increase in interest rates.

   Net Loss: Net loss decreased $2.2 million, or 64.7%, to a net loss of $1.2 million for the quarter ended September 30, 2000, as compared to $3.4 million for the same period in the prior year as a result of the factors discussed above.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

   Equipment Rental Revenues: Revenues from equipment rentals increased $86.6 million, or 47.7%, to $268.0 million for the nine months ended September 30, 2000, as compared to $181.4 million for the same period in the prior year. This increase was largely due to the acquisitions completed during 1999 and early 2000, as well as internal growth of the Company's existing yards. Additionally, management has noted a recovery in the equipment rental revenues generated from the Company's petrochemical customers.

   Equipment Sales: Revenues from equipment sales increased $5.7 million, or 24.7%, to $28.8 million for the nine months ended September 30, 2000, as compared to $23.1 million for the same period in the prior year. The increase was mainly due to fleet sales from the acquisitions completed in late 1999 and early 2000.

   Total Revenues: Based on the foregoing, total revenues increased $92.3 million, or 45.1%, to $296.8 million for the nine months ended September 30, 2000, as compared to $204.5 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals increased $37.7 million, or 58.4%, to $102.3 million for the nine months ended September 30, 2000, as compared to $64.6 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals increased from 35.6% for the nine months ended September 30, 1999, to 38.2% for the nine months ended September 30, 2000. The increase is due to higher equipment utilization rates, selective price increases and various cost improvement activities, including accelerated integration of the acquisitions completed in 1999 and early 2000, as well as consolidation of certain operating locations in 2000. Additionally, the recovery of the petrochemical industry has further had a positive impact on the gross margin percentage.

   Gross profit from equipment sales increased $.1 million, or 2.4%, to $4.2 million for the nine months ended September 30, 2000, as compared to $4.1 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales declined to 14.6% for the nine months ended September 30, 2000, as compared to 17.7% for the same period in the prior year. The decrease is largely due to the mix of equipment sales.

   Based on the foregoing, total gross profit increased $37.8 million, or 54.9%, to $106.6 million for the nine months ended September 30, 2000, as compared to $68.8 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $18.9 million, or 49.0%, to $57.5 million for the nine months ended September 30, 2000, as compared to $38.6 million for the same period in the prior year. The increase is primarily the result of an increase in employee related costs, depreciation expense on non-rental equipment and amortization resulting from the acquisitions completed in 1999 and early 2000, as well as internal growth. As a percent of total revenues, selling, general and administrative expenses increased to 19.4% for the nine months ended September 30, 2000, as compared to 18.9% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $36.4 million, or 64.2%, to $93.1 million for the nine months ended September 30, 2000, as compared to $56.7 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $34.5 million, or 62.2% to $89.9 million for the nine months ended September 30, 2000, as compared to $55.4 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations increased to 33.5% for the nine months ended September 30, 2000, as compared to 30.5% for the same period in the prior year. The improvement in EBITDA margin from rental operations is due to the factors discussed above.

   Interest Expense: Interest expense increased $20.8 million, or 55.9%, to $58.0 million for the nine months ended September 30, 2000, as compared to $37.2 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 1999 and early 2000 and the Company's continued investment in rental equipment, as well as an increase in interest rates.

   Net Loss: Net loss increased $2.4 million, or 35.3%, to a net loss of $9.2 million for the nine months ended September 30, 2000 as compared to $6.8 million for the same period in the prior year as a result of the factors discussed above.

 Liquidity and Capital Resources

   Net cash provided by operating activities increased by $23.2 million to $28.3 million for the nine months ended September 30, 2000, compared to $5.1 million for the same period in the prior year. This improvement primarily resulted from an increase in non-cash depreciation and amortization expense as well as a decrease in working capital during 2000.

   During the nine months ended September 30, 2000 and 1999, the Company's principal uses of cash for investing activities were for acquisitions and capital expenditures, including expenditures for rental equipment. Total gross capital expenditures for these periods were $59.3 million and $109.6 million, respectively. Included in these totals were expenditures for rental equipment totaling $51.4 million and $102.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment. Additionally, cash expenditures for acquisitions totaled $20.7 million in 2000 and $196.2 million in 1999.

   Net cash provided by financing activities during the nine months ended September 30, 2000 was $36.4 million, a decrease of $256.1 million, compared to $292.5 million for the nine months ended September 30, 1999. The decrease in net cash provided by financing activities was due to a decrease in net borrowings to fund acquisitions and capital expenditures.

   The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $35 million for net fleet capital expenditures for 2000, exclusive of acquisitions, to be used to replace rental equipment sold as well as increase its total investment in the fleet. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions. In the nine months ended September 30, 2000 and 1999, the Company incurred approximately $2.4 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

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

   The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $266.0 million was drawn at September 30, 2000, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At September 30, 2000, the Company was in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

 Forward Looking Statements

   This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the developments relating to the state and local sales and use tax audit and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART II

ITEM 1. Legal Proceedings

   The Company is a party to a number of lawsuits and claims arising out of the usual course of business.

ITEM 6. Exhibits and Reports on Form 8-K

A. INDEX TO EXHIBITS

B. REPORTS ON FORM 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Mifflin, State of Pennsylvania, on November 7, 2000.

                                          Anthony Crane Rental Holdings, L.P.

                                          By:  /s/ Jeffrey J. Fenton
                                             ----------------------------------
                                              Jeffrey J. Fenton
                                              Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacity indicated on November 7, 2000.

                                          By: /s/ William F. Fabrizio
                                             ----------------------------------
                                              William F. Fabrizio
                                              Chief Financial Officer