Form 10-Q
period 2001-06-30
ANTHONY CRANE RENTAL HOLDINGS LP
filed 2001-08-08
CIK 1070316

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

  For the quarterly period ended June 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from _____ to ______

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

                                 (412) 320-4900
               Registrant's Telephone Number, Including Area Code

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Aggregate market value of voting partnership interests held by non-affiliates as of August 8, 2001: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of August 8, 2001:

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                  For the Quarterly Period Ended June 30, 2001

                               TABLE OF CONTENTS

                                    Part I

 ITEM 1 Index to Condensed Consolidated Financial Statements.............    3

          Management's Discussion and Analysis of Financial Condition and
 ITEM 2 Results of Operations............................................   17

                                    Part II

 ITEM 1 Legal Proceedings................................................   22

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

--------
*Item not applicable to the Registrant for this filing on Form 10-Q.

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
 December 31, 2000.......................................................    4

Condensed Consolidated Statements of Operations for the Three Months
 Ended June 30, 2001 and 2000 (Unaudited)................................    5

Condensed Consolidated Statements of Operations for the Six Months Ended
 June 30, 2001 and 2000 (Unaudited)......................................    6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
 June 30, 2001 and 2000 (Unaudited)......................................    7

Notes to Condensed Consolidated Financial Statements.....................    8

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  7,810     $ 13,135
  Trade accounts receivable, net of allowance for
   doubtful accounts of $2,785 and $3,960,
   respectively.......................................    76,274       72,317
  Other receivables...................................     1,754        3,757
  Prepaid expenses and deposits.......................     6,319        5,873
                                                        --------     --------
    Total current assets..............................    92,157       95,082
  Rental equipment, net...............................   509,532      511,141
  Property and equipment, net.........................    65,440       71,043
  Intangible assets, net..............................    80,930       84,451
  Debt issuance costs, net............................    21,821       24,340
  Investment in joint venture.........................     5,501        5,108
  Other assets........................................       678          683
                                                        --------     --------
    Total assets......................................  $776,059     $791,848
                                                        ========     ========
LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Accounts payable--trade.............................    19,827       23,304
  Accrued interest....................................    13,727       15,130
  Accrued wages and employee benefits.................     7,091        7,557
  Accrued taxes, other than income taxes..............     2,581        2,444
  Other accrued liabilities...........................     5,221        5,773
  Current portion of long-term debt (Note 4)..........     2,681        2,500
  Current portion of capital lease obligations (Note
   5).................................................       597          679
                                                        --------     --------
    Total current liabilities.........................    51,725       57,387
Long term debt, less current portion (Note 4).........   768,745      762,612
Long-term portion of capital lease obligations (Note
 5)...................................................     2,973        3,217
Note payable to Bain..................................       594          576
Other non-current liabilities.........................     3,442        4,039
                                                        --------     --------
    Total liabilities.................................   827,479      827,831
                                                        --------     --------
Partners' deficit:
  Senior Preferred Units..............................    22,500       22,500
  Class B Preferred Units.............................    20,000       20,000
  Equity Investors Class L Common Units...............    23,008       24,207
  Equity Investors Class A Common Units...............   (47,173)     (36,387)
  Equity Investors Class B Common Units...............       229          229
  Equity Investors Class C Common Units...............       130          130
  Predecessor Partners Class L Common Units...........       (92)         171
  Predecessor Partners Class A Common Units...........   (67,759)     (65,391)
  Accumulated other comprehensive income..............        67           72
  Partners' receivables...............................    (2,330)      (1,514)
                                                        --------     --------
    Total partners' deficit...........................   (51,420)     (35,983)
                                                        --------     --------
Total liabilities and partners' deficit...............  $776,059     $791,848
                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                               Three Months
                                                              Ended June 30,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                               (Unaudited)
Revenues:
  Equipment rentals......................................... $ 98,989  $89,265
  Equipment sales...........................................    7,923    9,898
                                                             --------  -------
    Total revenues..........................................  106,912   99,163
                                                             --------  -------
Cost of revenues:
  Cost of equipment rentals.................................   67,587   54,720
  Cost of equipment sales...................................    7,582    8,363
                                                             --------  -------
    Total cost of revenues..................................   75,169   63,083
                                                             --------  -------
Gross profit................................................   31,743   36,080
Selling, general and administrative expenses................   20,906   19,241
                                                             --------  -------
Income from operations......................................   10,837   16,839
Interest expense............................................   19,004   19,467
Other (income) expense, net.................................     (972)      59
                                                             --------  -------
Loss before taxes...........................................   (7,195)  (2,687)
                                                             --------  -------
(Benefit) provision for state taxes.........................     (250)     100
                                                             --------  -------
Net loss.................................................... $ (6,945) $(2,787)
                                                             ========  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $202,961  $174,736
  Equipment sales..........................................   17,633    22,012
                                                            --------  --------
    Total revenues.........................................  220,594   196,748
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................  138,553   109,629
  Cost of equipment sales..................................   16,661    18,540
                                                            --------  --------
    Total cost of revenues.................................  155,214   128,169
                                                            --------  --------
Gross profit...............................................   65,380    68,579
Selling, general and administrative expenses...............   42,431    38,585
                                                            --------  --------
Income from operations.....................................   22,949    29,994
Interest expense...........................................   38,935    37,724
Other (income) expense, net................................   (1,120)      114
                                                            --------  --------
Loss before taxes..........................................  (14,866)   (7,844)
                                                            --------  --------
(Benefit) provision for state taxes........................     (250)      200
                                                            --------  --------
Net loss................................................... $(14,616) $ (8,044)
                                                            ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Net cash provided by operating activities.................. $ 14,907  $ 23,660
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired................................................       --   (20,654)
  Proceeds from sale of fixed assets, including rental
   equipment...............................................   11,196    15,063
  Capital expenditures.....................................  (33,017)  (42,066)
  Purchase of intangibles..................................     (746)   (1,436)
  Other....................................................     (222)      203
                                                            --------  --------
    Net cash used in investing activities..................  (22,789)  (48,890)
                                                            --------  --------
Cash flows from financing activities:
  Change in book overdraft.................................       --    (4,250)
  Proceeds from borrowings on debt.........................   43,601    48,000
  Payments on debt.........................................  (39,796)  (13,875)
  Payments under capital leases............................     (325)     (111)
  Advances to Partners.....................................     (923)       --
                                                            --------  --------
    Net cash provided by financing activities..............    2,557    29,764
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents.......   (5,325)    4,534
Cash and cash equivalents, beginning of period.............   13,135     8,980
                                                            --------  --------
Cash and cash equivalents, end of period................... $  7,810  $ 13,514
                                                            ========  ========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable........................................ $  6,184  $  4,148
                                                            ========  ========
  Noncash rental equipment transfers....................... $     --  $  1,577
                                                            ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)

1. Description of Business

   Anthony Crane Rental Holdings L.P. ("Holdings"), through Anthony Crane Rental, L.P. (the "Company") and its subsidiaries, (collectively, the Partnership) doing business as Maxim Crane Works ("Maxim") are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, power generation, telecommunications, mining and multiple other industries. The Company provides twenty-four hour service, seven days a week to customers principally in the United States. The Company also sells new and used equipment to commercial construction, industrial and residential users.

2. Basis of Presentation

   The unaudited condensed consolidated financial statements include the accounts of Holdings and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

   In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the three and six month periods ended June 30, 2001, is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

   Supplemental cash flow information with respect to acquisitions was as follows for the six months ended June 30:

   Details of Acquisitions:

                                                                  2001   2000
                                                                  ----- -------
   Fair value of assets acquired, net of cash acquired........... $ --  $26,133
   Fair value of liabilities assumed.............................   --   (5,479)
                                                                  ----- -------
   Cash paid for acquisitions.................................... $ --  $20,654
                                                                  ===== =======

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


4. Long-Term Debt

   Long-term debt consists of the following:

                                                     June 30,    December 31,
                                                       2001          2000
                                                     --------    ------------
   10 3/8% Company Senior Notes, due 2008 (A)....... $155,000      $155,000
   13 3/8% Holdings Senior Discount Debentures, due
    2009 (B) .......................................   35,871(1)     33,362(1)
   Senior Credit Facility of the Company (C)
     Revolving Credit Facility......................  284,000       280,500
     Term Loan......................................   50,000        50,000
     First Priority Term Loan.......................  245,000       246,250
   Equipment Note Payable (D).......................    1,555            --
                                                     --------      --------
                                                     $771,426      $765,112
   Less current portion of long-term debt...........    2,681         2,500
                                                     --------      --------
                                                     $768,745      $762,612
                                                     ========      ========

--------
(1) Net of unamortized discount on debentures of $12,129 and $14,638 at June 30, 2001 and December 31, 2000, respectively.

(A) The Senior Notes of $155 million were issued in connection with the Companys recapitalization on July 22, 1998, and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

  The Senior Notes are not redeemable prior to August 1, 2003. Thereafter, the Senior Notes may be redeemed at any time at the option of the Company at premium percentages ranging between approximately 105% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Senior Notes may be redeemed at no premium to the Company. Notwithstanding the foregoing, at any time prior to August 1, 2001, the Company could have redeemed a total of up to 35% of the aggregate principal amount of the Senior Notes originally issued under the Senior Note Indenture at a redemption price of approximately 110 3/8% of the principal if that redemption is paid for with the proceeds of an equity offering. No such redemption has occurred.

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

  The Discount Debentures are not redeemable prior to August 1, 2003. Thereafter, the Discount Debentures may be redeemed by the Company at premium percentages ranging between approximately 107% and

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


4. Long-Term Debt (continued)

  102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Discount Debentures may be redeemed at no premium to the Company. Notwithstanding the foregoing, at any time prior to August 1, 2001, the Company could have redeemed a total of up to 35% of the aggregate principal amount of the Discount Debentures originally issued under the Discount Debenture Indenture at a redemption price of approximately 113 3/8% of the accreted value, plus liquidated damages, if that redemption is paid for with the proceeds of an equity offering. No such redemption has occurred.

  The Discount Debenture Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

(C) The Senior Credit Facilities consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus a margin of 2.50%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.50%, or (ii) the reserve-adjusted LIBOR rate plus a margin of 3.50%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBOR rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

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

  The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan (subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBOR breakage costs, if

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


4. Long-Term Debt (continued)

  any, shall be borne by the Company. The Senior Credit Facilities contain certain restrictive covenants; the most restrictive of which include financial ratios.

  The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

(D) The Equipment Note Payable consists of a promissory note with an interest rate of 8.54% payable in monthly installments through February 2008. These borrowings are collateralized by a security interest in the equipment purchased with the proceeds.

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   2001................................................................ $  1,963
   2002................................................................    2,689
   2003................................................................    2,705
   2004................................................................  286,724
   2005................................................................  235,869
   Thereafter..........................................................  241,476
                                                                        --------
                                                                        $771,426
                                                                        ========

5. Lease Commitments

   In connection with the acquisitions completed in 2000 and 1999, the Partnership assumed certain obligations related to capital leases.

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2001:

Year ending December 31:
------------------------
2001.................................................................... $  483
2002....................................................................    823
2003....................................................................    785
2004....................................................................    892
2005....................................................................    240
Thereafter..............................................................  1,125
                                                                         ------
Total minimum lease payments............................................  4,348
Less amount representing interest.......................................    778
                                                                         ------
Present value of minimum lease payments.................................  3,570
Less current portion....................................................    597
                                                                         ------
                                                                         $2,973
                                                                         ======

   Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $3,878 and $555, respectively, at June 30, 2001 and $4,266 and $455, respectively, at December 31, 2000.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


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

   The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit. During the first quarter 2001, the Company recorded a liability of approximately $1.2 million, $0.8 million of which has been capitalized to rental equipment, as management believes the assessment contains certain errors. The liability recorded represents management's best estimate of the ultimate liability. Management is presently reviewing the assessment with the respective state taxing authority.

7. Subsidiary Guarantors

   All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of June 30, 2001 and December 31, 2000, the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

   Effective December 31, 2000, Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C. (collectively referred to as "Carlisle"), a wholy-owned subsidiary of the Company entered into a Deed of Distribution and Assumption of Liabilities, distributing all of its assets to the Company. Accordingly, Carlisle will no longer be a separate subsidiary of the Company.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


7. Subsidiary Guarantors (continued)

   The following table summarizes the financial position for Holdings, the Company and the Company's guarantor subsidiaries as of June 30, 2001, and December 31, 2000:

                                                June 30, 2001
                          ------------------------------------------------------------
                                                   Other
                                    Operating    Guarantor   Intercompany
                          Holdings   Company    Subsidiaries Eliminations Consolidated
                          --------  ---------  ------------- ------------ ------------
                                                  (Unaudited)
BALANCE SHEET
Assets:
Total current assets....  $     --  $ 84,356      $ 9,049      $ (1,248)    $ 92,157
Investment in
 subsidiaries...........     8,321    23,371           --       (31,692)          --
Rental equipment, net of
 accumulated
 depreciation...........        --   493,323       16,209            --      509,532
Property and equipment,
 net of accumulated
 depreciation...........        --    64,463          977            --       65,440
Other assets............     1,501   107,606           --          (177)     108,930
                          --------  --------      -------      --------     --------
 Total assets...........  $  9,822  $773,119      $26,235      $(33,117)    $776,059
                          ========  ========      =======      ========     ========
Liabilities and
 partners' deficit:
Total current
 liabilities............  $     --  $ 50,109      $ 2,864      $ (1,248)    $ 51,725
Long term debt, less
 current portion........    35,871   732,874           --            --      768,745
Other non-current
 liabilities............        --     7,186           --          (177)       7,009
                          --------  --------      -------      --------     --------
 Total liabilities......    35,871   790,169        2,864        (1,425)     827,479
Partners' deficit.......   (26,049)  (17,050)      23,371       (31,692)     (51,420)
                          --------  --------      -------      --------     --------
 Total liabilities and
  partners' deficit.....  $  9,822  $773,119      $26,235      $(33,117)    $776,059
                          ========  ========      =======      ========     ========
                                              December 31, 2000
                          ------------------------------------------------------------
Assets:
Total current assets ...  $     --  $ 93,171      $ 4,843      $ (2,932)    $ 95,082
Investment in
 subsidiaries...........    12,822    17,026           --       (29,848)          --
Rental equipment, net of
 accumulated
 depreciation ..........        --   496,121       15,020            --      511,141
Property and equipment,
 net of accumulated
 depreciation...........        --    70,049          994            --       71,043
Other assets............     1,583   113,153           23          (177)     114,582
                          --------  --------      -------      --------     --------
 Total assets...........  $ 14,405  $789,520      $20,880      $(32,957)    $791,848
                          ========  ========      =======      ========     ========
Liabilities and
 partners' deficit:
Total current
 liabilities............  $     --  $ 56,465      $ 3,854      $ (2,932)    $ 57,387
Long term debt, less
 current portion........    33,362   729,250           --            --      762,612
Other non-current
 liabilities............        --     8,009           --          (177)       7,832
                          --------  --------      -------      --------     --------
 Total liabilities......    33,362   793,724        3,854        (3,109)     827,831
Partners' deficit.......   (18,957)   (4,204)      17,026       (29,848)     (35,983)
                          --------  --------      -------      --------     --------
 Total liabilities and
  partners' deficit.....  $ 14,405  $789,520      $20,880      $(32,957)    $791,848
                          ========  ========      =======      ========     ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

7. Subsidiary Guarantors (continued)

   The following table summarizes the results of operations, for Holdings, the Company and the Company's guarantor subsidiaries for the three and six month periods ended June 30, 2001 and 2000.

                                           Three Months Ended June 30, 2001
                          ---------------------------------------------------------------------
                                                            Other
                                    Operating             Guarantor   Intercompany
                          Holdings   Company   Carlisle  Subsidiaries Eliminations Consolidated
                          --------  ---------  --------  ------------ ------------ ------------
                                                     (Unaudited)
STATEMENTS OF OPERATIONS
Total revenues .........  $    --   $100,520   $    --     $ 6,392      $    --      $106,912
                          -------   --------   -------     -------      -------      --------
Total cost of revenues
 .......................       --     72,259        --       2,910           --        75,169
Selling, general and
 administrative.........       --     20,387        --         519           --        20,906
                          -------   --------   -------     -------      -------      --------
Income from operations..       --      7,874        --       2,963           --        10,837
Interest expense and
 other (income) expense,
 net....................    1,309     16,723        --          --           --        18,032
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................   (1,309)    (8,849)       --       2,963           --        (7,195)
Benefit for state
 taxes..................       --       (250)       --          --           --          (250)
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $(1,309)  $ (8,599)  $    --     $ 2,963      $    --      $ (6,945)
                          =======   ========   =======     =======      =======      ========

                                           Three Months Ended June 30, 2000
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues .........  $    --   $ 65,480   $31,891     $ 3,670      $(1,878)     $ 99,163
                          -------   --------   -------     -------      -------      --------
Total cost of revenues
 .......................       --     43,022    20,361       1,578       (1,878)       63,083
Selling, general and
 administrative.........       --     14,033     4,630         578           --        19,241
                          -------   --------   -------     -------      -------      --------
Income from operations..       --      8,425     6,900       1,514           --        16,839
Interest expense and
 other (income) expense,
 net....................      888     12,490     5,642         506           --        19,526
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................     (888)    (4,065)    1,258       1,008           --        (2,687)
Provision for state
 taxes..................       --        100        --          --           --           100
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $  (888)  $ (4,165)  $ 1,258     $ 1,008      $    --      $ (2,787)
                          =======   ========   =======     =======      =======      ========
                                            Six Months Ended June 30, 2001
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $    --   $207,068   $    --     $13,526      $    --      $220,594
                          -------   --------   -------     -------      -------      --------
Total cost of revenues
 .......................       --    149,128        --       6,086           --       155,214
Selling, general and
 administrative.........       --     41,336        --       1,095           --        42,431
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     16,604        --       6,345           --        22,949
Interest expense and
 other (income) expense,
 net....................    2,591     35,224        --          --           --        37,815
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................   (2,591)   (18,620)       --       6,345           --       (14,866)
Benefit for state
 taxes..................       --       (250)       --          --           --          (250)
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $(2,591)  $(18,370)  $    --     $ 6,345      $    --      $(14,616)
                          =======   ========   =======     =======      =======      ========

                                            Six Months Ended June 30, 2000
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues .........  $    --   $135,266   $58,989     $ 6,816      $(4,323)     $196,748
                          -------   --------   -------     -------      -------      --------
Total cost of revenues
 .......................       --     89,295    40,195       3,002       (4,323)      128,169
Selling, general and
 administrative.........       --     28,790     8,997         798           --        38,585
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     17,181     9,797       3,016           --        29,994
Interest expense and
 other (income) expense,
 net....................    1,775     24,289    10,819         955           --        37,838
                          -------   --------   -------     -------      -------      --------
Income (loss) before
 taxes..................   (1,775)    (7,108)   (1,022)      2,061           --        (7,844)
Provision for state
 taxes..................       --        200        --          --           --           200
                          -------   --------   -------     -------      -------      --------
Net income (loss).......  $(1,775)  $ (7,308)  $(1,022)    $ 2,061      $    --      $ (8,044)
                          =======   ========   =======     =======      =======      ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

7. Subsidiaries Guarantors (continued)

   The following table summarizes the cash flows for Holdings, the Company and the Company's guarantor subsidiaries for the six-months ended June 30, 2001 and 2000.

                                              Six Months Ended June 30, 2001
                            --------------------------------------------------------------------
                                                             Other
                                     Operating             Guarantor   Intercompany
                            Holdings  Company   Carlisle  Subsidiaries Eliminations Consolidated
                            -------- ---------  --------  ------------ ------------ ------------
                                                       (Unaudited)
   Net cash provided by
    operating activities...   $ --   $ 11,791   $     --    $ 3,116        $ --       $ 14,907
                              ----   --------   --------    -------        ----       --------
   Net cash used in
    investing activities...   $ --   $(19,952)  $     --    $(2,837)       $ --       $(22,789)
                              ----   --------   --------    -------        ----       --------
   Net cash provided by
    financing activities...   $ --   $  2,278   $     --    $   279        $ --       $  2,557
                              ----   --------   --------    -------        ----       --------

                                              Six Months Ended June 30, 2000
                            --------------------------------------------------------------------
                                                       (Unaudited)
   Net cash (used in)
    provided by operating
    activities.............   $ --   $  3,264   $ 18,146    $ 2,250        $ --       $ 23,660
                              ----   --------   --------    -------        ----       --------
   Net cash (used in)
    provided by investing
    activities.............   $ --   $(28,137)  $(19,460)   $(1,293)       $ --       $(48,890)
                              ----   --------   --------    -------        ----       --------
   Net cash (used in)
    provided by financing
    activities.............   $ --   $ 29,650   $    114    $    --        $ --       $ 29,764
                              ----   --------   --------    -------        ----       --------

8. Equity-Preferred and Common Units

   Holdings has six classes of partnership units: (i) Class A Preferred (ii) Class B Preferred (iii) Class L Common (iv) Class A Common (v) Class B Common and (vi) Class C Common. Upon liquidation or distribution of capital assets (including cash), the Class A Preferred Unitholders and Class B Preferred Unitholders are entitled to receive a pro rata preferential distribution equal to an 11% annual return, compounded quarterly, on their unreturned capital contributions. In addition, the Class A Preferred Unitholders and Class B Preferred Unitholders have a liquidation preference on their unreturned capital contributions prior to any distributions made to Class L, Class A, Class B or Class C Common Unitholders. As of June 30, 2001 and December 31, 2000, the cumulative unpaid preferred yield was approximately $13,786 and $10,708, respectively.

   Upon satisfaction of the Class A Preferred and Class B Preferred cumulative unpaid yield and the liquidation preference of the capital contribution of Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution equal to a 12% annual return, compounded quarterly on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference on their unreturned capital contributions prior to any dividends or distributions to the Class A, Class B or Class C Common Unitholders. As of June 30, 2001 and December 31, 2000, the cumulative unpaid yield on the Class L Common was approximately $15,336 and $12,337, respectively.

   Upon satisfaction of the aggregate liquidation preferences of both Class A Preferred and Class B Preferred and Class L Common Unitholders, any remaining distributions will be made ratably among the Class L and

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

Class A Common Unitholders, and to the extent certain cash distribution and vesting tests are met, the Class B and Class C Common Unitholders.

9. Operating Segment Information

   The Company identifies and manages its business as two operating segments, equipment rentals and equipment sales.

   The equipment rentals segment is engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, power generation, telecommunication, mining and multiple other industries, primarily throughout the United States. The equipment sales segment sells new and used equipment to commercial construction, industrial and residential users.

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

   The table below presents information about reported segments for the three- and six-month periods ended June 30:

                                                    Equipment Equipment
                                                     Rentals    Sales    Total
                                                    --------- --------- --------
Three months ended,
 June 30, 2001:
  Revenues......................................... $ 98,989   $ 7,923  $106,912
  EBITDA........................................... $ 28,617   $   (82) $ 28,535
 June 30, 2000:
  Revenues......................................... $ 89,265   $ 9,898  $ 99,163
  EBITDA........................................... $ 31,247   $   578  $ 31,825
Six months ended,
 June 30, 2001:
  Revenues......................................... $202,961   $17,633  $220,594
  EBITDA........................................... $ 57,862   $  (247) $ 57,615
 June 30, 2000:
  Revenues......................................... $174,736   $22,012  $196,748
  EBITDA........................................... $ 57,688   $   885  $ 58,573

10. Subsequent Event

   On July 2, 2001, the Company acquired certain assets of Head & Engquist, doing business as South Texas Equipment Company. The aggregate purchase price was $4.8 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally equipment, based on their estimated fair values at the date of acquisition, and a non-compete agreement. There was no goodwill recorded as a result of this acquisition.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

   Equipment Rental Revenues: Revenues from equipment rentals increased $9.7 million, or 10.9%, to $99.0 million for the quarter ended June 30, 2001, as compared to $89.3 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the acquisitions completed in the second half of 2000, as well as internal growth from the Company's existing yards.

   Equipment Sales: Revenues from equipment sales decreased $2.0 million, or 20.2%, to $7.9 million for the quarter ended June 30, 2001, as compared to $9.9 million for the same period in the prior year. This decrease is primarily the result of a decrease in volume of equipment sales under the Company's fleet management program.

   Total Revenues: Based on the foregoing, total revenues increased $7.7 million, or 7.8%, to $106.9 million for the quarter ended June 30, 2001, as compared to $99.2 million for the quarter ended June 30, 2000.

   Gross Profit: Gross profit from equipment rentals decreased $3.1 million, or 9.0%, to $31.4 million for the quarter ended June 30, 2001, as compared to $34.5 million for the same period in the prior year. As a percent of rental revenues, gross profit from equipment rentals decreased to 31.7% for the quarter ended June 30, 2001, as compared to 38.7% for the quarter ended June 30, 2000. This decrease in gross profit margins is due primarily to a rental revenue mix change where a significant increase in operated and maintained rentals occurred. Compared to bare rentals, operated and maintained rentals have a higher level of variable labor costs and, accordingly, lower gross margins associated with them. The lower gross profit margin percentage was also impacted to a lesser extent by higher depreciation expense on rental equipment and by increases in lower margin rerentals and excavation revenues.

   Gross profit from equipment sales decreased $1.2 million, or 80.0%, to $.3 million for the quarter ended June 30, 2001, as compared to $1.5 million for the same period in the prior year. As a percent of equipment sales, gross profit margin decreased from 15.5% for the quarter ended June 30, 2000, to 3.8% for the quarter ended June 30, 2001. This decrease in gross profit reflects lower sales prices generated from equipment sales during the quarter. The decrease in price is due to the age and type of equipment being sold under the Company's fleet management program as well as softer new equipment pricing.

   Based on the foregoing, gross profit decreased $4.4 million, or 12.2%, to $31.7 million for the quarter ended June 30, 2001, as compared to $36.0 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $1.7 million, or 8.8%, to $20.9 million for the quarter ended June 30, 2001, as compared to $19.2 million for the same period in the prior year. This increase is primarily attributable to an increase in facility and insurance costs for the Company. As a percent of total revenues, selling, general and administrative expenses increased slightly to 19.5% for the quarter ended June 30, 2001, as compared to 19.4% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) decreased $3.4 million, or 10.6%, to $28.5 million for the quarter ended June 30, 2001, as compared to $31.9 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $3.3 million, or 10.6%, to $27.9 million for the quarter ended June 30, 2001, as compared to $31.2 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 28.2% for the quarter ended June 30, 2001, as compared to 34.1% for the same period in the prior year. This decrease is due to the factors discussed above.

   Interest Expense: Interest expense decreased $.5 million, or 2.5%, to $19.0 million for the quarter ended June 30, 2001, as compared to $19.5 million for the same period in the prior year. This decrease is primarily attributable to a decrease in interest rates during the period, partially offset by an increase in the outstanding debt levels as a result of acquisitions completed in the second half of 2000 and the Company's continued investment in rental equipment.

   Net Loss: Net loss increased $4.1 million, or 146.4%, to a net loss of $6.9 million for the quarter ended June 30, 2001, as compared to a net loss of $2.8 million for the same period in the prior year, as a result of the factors discussed above.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

   Equipment Rental Revenues: Revenues from equipment rentals increased $28.3 million, or 16.2%, to $203.0 million for the six months ended June 30, 2001, as compared to $174.7 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the companies acquired in 2000, as well as internal growth from the Company's existing yards.

   Equipment Sales: Revenues from equipment sales decreased $4.4 million, or 20.0%, to $17.6 million for the six months ended June 30, 2001, as compared to $22.0 million for the same period in the prior year. This decrease is primarily due to a decrease in sales volume for both new equipment and used equipment sold as part of the Company's fleet management program, as well as overall softer pricing.

   Total Revenues: Based on the foregoing, total revenues increased $23.9 million, or 12.1%, to $220.6 million for the six months ended June 30, 2001, as compared to $196.7 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals decreased $0.7 million, or 1.1%, to $64.4 million for the six months ended June 30, 2001, as compared to $65.1 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased from 37.3% for the six months ended June 30, 2000, to 31.7% for the six months ended June 30, 2001. This decrease in gross profit margins is due primarily to a rental revenue mix change where a significant increase in operated and maintained rentals occurred. Compared to bare rentals, operated and maintained rentals have a higher level of variable labor costs and, accordingly, lower gross margins associated with them. The lower gross profit margin percentage was also impacted to a lesser extent by higher depreciation expense on rental equipment and by increases in lower margin rerentals and excavation revenues.

   Gross Profit from equipment sales decreased $2.6 million, or 74.3%, to $.9 million for the six months ended June 30, 2001, as compared to $3.5 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales decreased to 5.1% for the six months ended June 30, 2001, as compared to 15.9% for the same period in the prior year. This decrease in gross profit reflects lower sales prices generated from equipment sales during the quarter. The decrease in price is due to the age and type of equipment being sold under the Company's fleet management program as well as softer new equipment pricing.

   Based on the foregoing, gross profit decreased $3.2 million, or 4.7%, to $65.4 million for the six months ended June 30, 2001, as compared to $68.6 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $3.8 million, or 9.8%, to $42.4 million for the six months ended June 30, 2001, as compared to $38.6 million for the same period in the prior year. This increase is primarily the result of an increase in employee-related costs, facility and insurance costs and amortization expense resulting from the acquisitions completed in 2000, as well as internal growth. As a percent of revenues, selling, general and administrative expenses decreased to 19.2% for the six months ended June 30, 2001, as compared to 19.6% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) decreased $1.0 million, or 1.7%, to $57.6 million for the six months ended June 30, 2001, as compared to $58.6 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $0.3 million, or 0.5% to $56.4 million for the six months ended June 30, 2001, as compared to $56.1 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 27.8% for the six months ended June 30, 2001, as compared to 32.1% for the same period in the prior year. This decline in EBITDA margin is due to the factors discussed above.

   Interest Expense: Interest expense increased $1.2 million, or 3.2%, to $38.9 million for the six months ended June 30, 2001, as compared to $37.7 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 2000 as well as the Company's continued investment in rental equipment, offset in part by decreasing interest rates.

   Net Loss: Net loss increased $6.6 million, or 82.5%, to a net loss of $14.6 million for the six months ended June 30, 2001, as compared to a net loss of $8.0 million for the same period in the prior year as a result of the factors discussed above.

 Liquidity and Capital Resources

   Net cash provided by operating activities decreased by $8.8 million, or 37.1%, to $14.9 million for the six months ended June 30, 2001, as compared to $23.7 million for the same period in the prior year. This decrease is primarily the result of an increase in the net loss for the period, as well as a decrease in accounts payable during the period.

   During the six months ended June 30, 2001 and 2000, the Company's principal uses of cash for investing activities was for capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $33.0 million and $42.1 million, respectively. Included in these totals were expenditures for rental equipment totaling $28.9 million and $36.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used equipment. Proceeds from the disposition of assets totaled $11.2 million and $15.1 million for the six months ended June 30, 2001 and 2000, respectively. In addition, the Company used $20.7 million during the six months ended June 30, 2000 in the purchase of various businesses.

   Net cash provided by financing activities during the six months ended June 30, 2001 was $2.5 million, a decrease of $27.3 million, or 91.6%, compared to $29.8 million for the six months ended June 30, 2000. The decrease in net cash provided by financing activities was due to a decrease in the net borrowings to fund acquisitions and capital expenditures.

   The Company has no long-term minimum purchase commitments for rental equipment. In the six months ended June 30, 2001 and 2000, the Company incurred approximately $1.6 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

   In connection with the Company's recapitalization on July 22, 1998, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of the subsidiaries, including the Company, to meet its debt obligations. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

   The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $284.0 million was drawn at June 30, 2001, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing. As of June 30, 2001, based on the Company's borrowing base as determined in the Senior Credit Facility, the Company's remaining availability on the revolving facility was $39.7 million.

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At June 30, 2001, the Company was in full compliance with the financial covenants, including with respect to the minimum interest coverage ratio.

 Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that all goodwill not be amortized, but tested periodically for impairment and provide guidelines for new disclosure requirements. The standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units, and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 will apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective July 1, 2001. Management has evaluated the impact of the standards on the consolidated financial statements and determined that the implementation of SFAS No. 142 will have a significant impact on the consolidated financial statements upon adoption.

 Forward Looking Statements

   This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the developments relating to the state sales and use tax audits and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations), changes in interest rates and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART II

ITEM 1. Legal Proceedings

   The Company is a party to a number of lawsuits and claims arising out of the usual course of business.

   The Company is currently under audit for certain state sales and use tax liabilities and has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalities of $0.5 million and $0.2 million, respectively. The Company has recorded a liability of approximately $1.2 million, $0.8 million of which has been capitalized to rental equipment, as management believes the assessment contains certain errors. The liability recorded represents management's best estimate of the ultimate liability. Management is presently reviewing the assessment with the respective state taxing authority.

ITEM 6. Exhibits and Reports on Form 8-K

A.INDEX TO EXHIBITS

B.REPORTS ON FORM 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on August 8, 2001.

                                          Anthony Crane Rental Holdings, L.P.

                                          By: /s/ Jeffrey J. Fenton
                                             ----------------------------------
                                              Jeffrey J. Fenton
                                              Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacity indicated on August 8, 2001.

                                          By: /s/ William F. Fabrizio
                                             ----------------------------------
                                              William F. Fabrizio
                                              Chief Financial Officer