Form 10-Q
period 2001-09-30
ANTHONY CRANE RENTAL HOLDINGS LP
filed 2001-11-14
CIK 1070316

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

  For the quarterly period ended September 30, 2001

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

   Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Aggregate market value of voting partnership interests held by non-affiliates as of November 13, 2001: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of November 13, 2001:

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                     Part I

 ITEM 1  Index to Condensed Consolidated Financial Statements............    2
         Management's Discussion and Analysis of Financial Condition and
 ITEM 2  Results of Operations...........................................   18

                                    Part II
 ITEM 1  Legal Proceedings...............................................   23
 ITEM 2  Changes in Securities...........................................    *
 ITEM 3  Defaults Upon Senior Securities.................................    *
 ITEM 4  Submission of Matters to a Vote of Security Holders.............    *
 ITEM 5  Other Information...............................................    *
 ITEM 6  Index to Exhibits and Reports on Form 8-K                          23
         Signatures......................................................   24

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Condensed Consolidated Balance Sheets as of September 30, 2001
 (Unaudited) and December 31, 2000.......................................    3
Condensed Consolidated Statements of Operations for the Three Months
 Ended September 30, 2001 and 2000 (Unaudited)...........................    4
Condensed Consolidated Statements of Operations for the Nine Months Ended
 September 30, 2001 and 2000 (Unaudited).................................    5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
 September 30, 2001 and 2000 (Unaudited).................................    6
Notes to Condensed Consolidated Financial Statements.....................    7

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                             September 30, December 31,
                                                 2001          2000
                                             ------------- ------------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................   $ 28,750      $ 13,135
  Trade accounts receivable, net of
   allowance for doubtful accounts of $3,260
   and $3,960, respectively.................     70,148        72,317
  Other receivables.........................      3,588         3,757
  Prepaid expenses and deposits.............      5,187         5,873
                                               --------      --------
    Total current assets....................    107,673        95,082
  Rental equipment, net.....................    503,636       511,141
  Property and equipment, net...............     62,228        71,043
  Intangible assets, net....................     80,763        84,451
  Debt issuance costs, net..................     20,575        24,340
  Investment in joint venture...............      7,105         5,108
  Other assets..............................        655           683
                                               --------      --------
    Total assets............................   $782,635      $791,848
                                               ========      ========

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Accounts payable--trade...................     17,725        23,304
  Accrued interest..........................      8,473        15,130
  Accrued wages and employee benefits.......      5,852         7,557
  Accrued taxes, other than income taxes....      1,996         2,444
  Other accrued liabilities.................      6,020         5,773
  Current portion of long-term debt (Note
   5).......................................      2,685         2,500
  Current portion of capital lease
   obligations (Note 6).....................        609           679
                                               --------      --------
    Total current liabilities...............     43,360        57,387
                                               --------      --------
Long term debt, less current portion (Note
 5).........................................    795,390       762,612
Long-term portion of capital lease
 obligations (Note 6).......................      2,766         3,217
Note payable to Bain........................        604           576
Other non-current liabilities...............      3,211         4,039
                                               --------      --------
    Total liabilities.......................    845,331       827,831
                                               --------      --------
Partners' deficit:
  Senior Preferred Units....................     22,500        22,500
  Class B Preferred Units...................     20,000        20,000
  Equity Investors Class L Common Units.....     22,081        24,207
  Equity Investors Class A Common Units.....    (55,512)      (36,387)
  Equity Investors Class B Common Units.....        229           229
  Equity Investors Class C Common Units.....        130           130
  Predecessor Partners Class L Common
   Units....................................       (295)          171
  Predecessor Partners Class A Common
   Units....................................    (69,590)      (65,391)
  Accumulated other comprehensive income....         38            72
  Partners' receivables.....................     (2,277)       (1,514)
                                               --------      --------
    Total partners' deficit.................    (62,696)      (35,983)
                                               --------      --------
Total liabilities and partners' deficit.....   $782,635      $791,848
                                               ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                              Three Months
                                                             Ended September
                                                                   30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $ 96,481  $ 93,277
  Equipment sales..........................................    5,108     6,793
                                                            --------  --------
    Total revenues.........................................  101,589   100,070
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................   68,284    56,029
  Cost of equipment sales..................................    5,312     6,048
                                                            --------  --------
    Total cost of revenues.................................   73,596    62,077
                                                            --------  --------
Gross profit...............................................   27,993    37,993
Selling, general and administrative expenses...............   22,168    18,922
                                                            --------  --------
Income from operations.....................................    5,825    19,071
Interest expense...........................................   17,657    20,235
Other (income) expense, net................................     (350)        2
                                                            --------  --------
Loss before taxes..........................................  (11,482)   (1,166)
                                                            --------  --------
(Benefit) for state taxes..................................     (182)       --
                                                            --------  --------
Net loss................................................... $(11,300) $ (1,166)
                                                            ========  ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $298,670  $268,013
  Equipment sales..........................................   22,741    28,805
                                                            --------  --------
    Total revenues.........................................  321,411   296,818
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................  206,127   165,659
  Cost of equipment sales..................................   21,974    24,587
                                                            --------  --------
    Total cost of revenues.................................  228,101   190,246
                                                            --------  --------
Gross profit...............................................   93,310   106,572
Selling, general and administrative expenses...............   64,598    57,508
                                                            --------  --------
Income from operations.....................................   28,712    49,064
Interest expense...........................................   56,592    57,959
Other (income)expense, net.................................   (1,532)      116
                                                            --------  --------
Loss before taxes..........................................  (26,348)   (9,011)
                                                            --------  --------
(Benefit) provision for state taxes........................     (432)      200
                                                            --------  --------
Net loss................................................... $(25,916) $ (9,211)
                                                            ========  ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Net cash provided by operating activities.................. $ 24,513  $ 28,328
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired................................................   (4,844)  (20,654)
  Investment in joint venture..............................   (1,574)       --
  Proceeds from sale of fixed assets, including rental
   equipment...............................................   14,017    13,558
  Capital expenditures.....................................  (42,917)  (59,330)
  Purchase of intangibles..................................   (1,064)   (1,663)
  Other....................................................     (208)     (257)
                                                            --------  --------
    Net cash used in investing activities..................  (36,590)  (68,346)
                                                            --------  --------
Cash flows from financing activities:
  Change in book overdraft.................................       --    (4,250)
  Proceeds from issuance of debt...........................   91,101    71,500
  Payments on debt.........................................  (61,965)  (28,375)
  Payments under capital leases............................     (521)     (806)
  Loans to partners........................................     (923)       --
                                                            --------  --------
    Net cash provided by financing activities..............   27,692    38,069
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   15,615    (1,949)
Cash and cash equivalents, beginning of period.............   13,135     8,980
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 28,750  $  7,031
                                                            --------  --------
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable........................................ $  1,886  $  5,690
                                                            ========  ========
  Noncash rental equipment transfers....................... $     --  $  1,577
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

   In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the three and nine month periods ended September 30, 2001 is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that all goodwill not be amortized, but tested periodically for impairment and provide guidelines for new disclosure requirements. The standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units, and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. Management has not completed its evaluation of the impact of the standards on the consolidated financial statements but has determined that the implementation of SFAS No. 142 will have a material impact on the consolidated financial statements upon adoption.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


4. Cash Flow Statement

   Supplemental cash flow information with respect to acquisitions was as follows for the nine months ended September 30:

   Details of Acquisitions:

                                                                  2001   2000
                                                                 ------ -------
   Fair value of assets acquired, net of cash acquired.......... $4,844 $26,133
   Fair value of liabilities assumed............................     --  (5,479)
                                                                 ------ -------
   Cash paid for acquisitions................................... $4,844 $20,654
                                                                 ====== =======

5. Long-Term Debt

   Long-term debt consists of the following:

                                                  September 30,  December 31,
                                                      2001           2000
                                                  -------------  ------------
10 3/8% Company Senior Notes, due 2008 (A).......   $155,000       $155,000
13 3/8% Holdings Senior Discount Debentures, due
 2009 (B)........................................     37,189(1)      33,362(1)
Senior Credit Facility of the Company (C)
  Revolving Credit Facility......................    310,000        280,500
  Term Loan......................................     50,000         50,000
  First Priority Term Loan.......................    244,375        246,250
Equipment Note Payable (D).......................      1,511             --
                                                    --------       --------
                                                    $798,075       $765,112
Less current portion of long-term debt...........      2,685          2,500
                                                    --------       --------
                                                    $795,390       $762,612
                                                    ========       ========

--------
(1) Net of unamortized discount on debentures of $10,811 and $14,638 at September 30, 2001 and December 31, 2000, respectively.

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


5. Long-Term Debt (continued)

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

  The Revolving Credit Facility and First Priority Term Loans are secured by a first-priority perfected lien, and the Term Loan is secured by a second-priority perfected lien, on all partnership interests of the Company and all property and assets (tangible and intangible) of the Company and each of its material

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


5. Long-Term Debt (continued)

  subsidiaries, including, without limitation, all intercompany indebtedness, and all capital stock (or similar equity interests owned by the Company) of each of the Company's direct and indirect material subsidiaries, whenever acquired and wherever located; provided, however, that no more than 65% of the capital stock or similar equity interests of non-U.S. subsidiaries, if any, will be required to be pledged as security in the event that a pledge of a greater percentage would result in increased tax or similar liabilities for the Company and its subsidiaries on a consolidated basis or would violate applicable law.

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

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   2001                                                                 $    669
   2002................................................................    2,689
   2003................................................................    2,705
   2004................................................................  312,724
   2005................................................................  236,494
   Thereafter..........................................................  242,794
                                                                        --------
                                                                        $798,075
                                                                        ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


6. Lease Commitments

   In connection with the acquisitions completed in 2000 and 1999, the Partnership assumed certain obligations related to capital leases.

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2001:

Year ending December 31:
------------------------
2001.................................................................... $  192
2002....................................................................    823
2003....................................................................    785
2004....................................................................    892
2005....................................................................    240
Thereafter..............................................................  1,125
                                                                         ------
Total minimum lease payments............................................  4,057
Less amount representing interest.......................................    682
                                                                         ------
Present value of minimum lease payments.................................  3,375
Less current portion....................................................    609
                                                                         ------
                                                                         $2,766
                                                                         ======

   Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $3,859 and $628, respectively, at September 30, 2001 and $4,266 and $455, respectively, at December 31, 2000.

7. Business Combinations

   On July 2, 2001, the Company acquired certain assets of Head and Engquist Equipment, L.L.C., doing business as South Texas Equipment Company. The aggregate purchase price was $4.8 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally equipment, based on their estimated fair values at the date of acquisition, and a non-compete agreement. There was no goodwill recorded as a result of this acquisition.

8. Contingencies

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

   The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit. During the first quarter 2001, the Company recorded a liability of approximately $1.2

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

8. Contingencies (continued)

million, of which $0.8 million represents sales tax and therefore has been capitalized to rental equipment. The liability recorded represents management's best estimate of the ultimate liability as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

9. Subsidiary Guarantors

   All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

   Effective December 31, 2000, Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C. (collectively referred to as "Carlisle"), a wholly-owned subsidiary of the Company entered into a Deed of Distribution and Assumption of Liabilities, distributing all of its assets to the Company. Accordingly, Carlisle is no longer a separate subsidiary of the Company.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


9. Subsidiary Guarantors (continued)

   The following table summarizes the financial position for Holdings, the Company and the Company's guarantor subsidiaries as of September 30, 2001, and December 31, 2000:

                                             September 30, 2001
                          -----------------------------------------------------------
                                                  Other
                                    Operating   Guarantor   Intercompany
                          Holdings   Company   Subsidiaries Eliminations Consolidated
                          --------  ---------  ------------ ------------ ------------
                                                 (Unaudited)
BALANCE SHEETS
Assets:
Total current assets....  $     --  $103,956     $10,676      $ (6,959)    $107,673
Investment in
 subsidiaries...........    (1,304)   25,677          --       (24,373)          --
Rental equipment, net of
 accumulated
 depreciation...........        --   489,222      14,414            --      503,636
Property and equipment,
 net of accumulated
 depreciation...........        --    61,199       1,029            --       62,228
Other assets............     1,474   107,801          --          (177)     109,098
                          --------  --------     -------      --------     --------
  Total assets..........  $    170  $787,855     $26,119      $(31,509)    $782,635
                          ========  ========     =======      ========     ========
Liabilities and
 partners' deficit:
Total current
 liabilities............  $     --  $ 49,877     $   442      $ (6,959)    $ 43,360
Long term debt, less
 current portion........    37,189   758,201          --            --      795,390
Other non-current
 liabilities............        --     6,758          --          (177)       6,581
                          --------  --------     -------      --------     --------
  Total liabilities.....    37,189   814,836         442        (7,136)     845,331
Partners' deficit.......   (37,019)  (26,981)     25,677       (24,373)     (62,696)
                          --------  --------     -------      --------     --------
  Total liabilities and
   partners' deficit....  $    170  $787,855     $26,119      $(31,509)    $782,635
                          ========  ========     =======      ========     ========

                                              December 31, 2000
                          -----------------------------------------------------------
Assets:
Total current assets....  $     --  $ 93,171     $ 4,843      $ (2,932)    $ 95,082
Investment in
 subsidiaries...........    12,822    17,026          --       (29,848)          --
Rental equipment, net of
 accumulated
 depreciation...........        --   496,121      15,020            --      511,141
Property and equipment,
 net of accumulated
 depreciation...........        --    70,049         994            --       71,043
Other assets............     1,583   113,153          23          (177)     114,582
                          --------  --------     -------      --------     --------
  Total assets..........  $ 14,405  $789,520     $20,880      $(32,957)    $791,848
                          ========  ========     =======      ========     ========
Liabilities and
 partners' deficit:
Total current
 liabilities............  $     --  $ 56,465     $ 3,854      $ (2,932)    $ 57,387
Long term debt, less
 current portion........    33,362   729,250          --            --      762,612
Other non-current
 liabilities............        --     8,009          --          (177)       7,832
                          --------  --------     -------      --------     --------
  Total liabilities.....    33,362   793,724       3,854        (3,109)     827,831
Partners' deficit.......   (18,957)   (4,204)     17,026       (29,848)     (35,983)
                          --------  --------     -------      --------     --------
  Total liabilities and
   partners' deficit....  $ 14,405  $789,520     $20,880      $(32,957)    $791,848
                          ========  ========     =======      ========     ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


9. Subsidiaries Guarantors (continued)

   The following table summarizes the results of operations, for Holdings, the Company and the Company's guarantor subsidiaries for the three and nine-month periods ended September 30, 2001 and 2000.

                                        Three Months Ended September 30, 2001
                          ---------------------------------------------------------------------
                                                            Other
                                    Operating             Guarantor   Intercompany
                          Holdings   Company   Carlisle  Subsidiaries Eliminations Consolidated
                          --------  ---------  --------  ------------ ------------ ------------
                                                     (Unaudited)
STATEMENTS OF OPERATIONS
Total revenues..........  $    --   $ 96,693   $    --     $ 4,896      $    --      $101,589
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --     71,503        --       2,093           --        73,596
Selling, general and
 administrative.........       --     21,665        --         503           --        22,168
                          -------   --------   -------     -------      -------      --------
Income from operations..       --      3,525        --       2,300           --         5,825
Interest expense and
 other (income) expense,
 net....................    1,346     15,961        --          --           --        17,307
                          -------   --------   -------     -------      -------      --------
(Loss) income before
 taxes..................   (1,346)   (12,436)       --       2,300           --       (11,482)
Benefit for state
 taxes..................       --       (182)       --          --           --          (182)
                          -------   --------   -------     -------      -------      --------
Net (loss) income.......  $(1,346)  $(12,254)  $    --     $ 2,300      $    --      $(11,300)
                          =======   ========   =======     =======      =======      ========

                                        Three Months Ended September 30, 2000
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $    --   $ 66,818   $31,072     $ 4,056      $(1,876)     $100,070
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --     41,200    20,878       1,875       (1,876)       62,077
Selling, general and
 administrative.........       --     14,110     4,385         427           --        18,922
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     11,508     5,809       1,754           --        19,071
Interest expense and
 other (income) expense,
 net....................      897     12,753     6,041         546           --        20,237
                          -------   --------   -------     -------      -------      --------
(Loss) income before
 taxes..................     (897)    (1,245)     (232)      1,208           --        (1,166)
Provision for state
 taxes..................       --         --        --          --           --            --
                          -------   --------   -------     -------      -------      --------
Net (loss) income.......  $  (897)  $ (1,245)  $  (232)    $ 1,208      $    --      $ (1,166)
                          =======   ========   =======     =======      =======      ========
                                         Nine Months Ended September 30, 2001
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $    --   $302,989   $    --     $18,422      $    --      $321,411
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --    219,922        --       8,179           --       228,101
Selling, general and
 administrative.........       --     63,000        --       1,598           --        64,598
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     20,067        --       8,645           --        28,712
Interest expense and
 other (income) expense,
 net....................    3,936     51,130        --          (6)          --        55,060
                          -------   --------   -------     -------      -------      --------
(Loss) income before
 taxes..................   (3,936)   (31,063)       --       8,651           --       (26,348)
Benefit for state
 taxes..................       --       (432)       --          --           --          (432)
                          -------   --------   -------     -------      -------      --------
Net (loss) income.......  $(3,936)  $(30,631)  $    --     $ 8,651      $    --      $(25,916)
                          =======   ========   =======     =======      =======      ========

                                         Nine Months Ended September 30, 2000
                          ---------------------------------------------------------------------
                                                     (Unaudited)
Total revenues..........  $    --   $202,083   $90,061     $10,872      $(6,198)     $296,818
                          -------   --------   -------     -------      -------      --------
Total cost of revenues..       --    130,494    61,073       4,877       (6,198)      190,246
Selling, general and
 administrative.........       --     42,901    13,382       1,225           --        57,508
                          -------   --------   -------     -------      -------      --------
Income from operations..       --     28,688    15,606       4,770           --        49,064
Interest expense and
 other (income) expense,
 net....................    2,672     37,043    16,860       1,500           --        58,075
                          -------   --------   -------     -------      -------      --------
(Loss) income before
 taxes..................   (2,672)    (8,355)   (1,254)      3,270           --        (9,011)
Provision for state
 taxes..................       --        200        --          --           --           200
                          -------   --------   -------     -------      -------      --------
Net (loss) income.......  $(2,672)  $ (8,555)  $(1,254)    $ 3,270      $    --      $ (9,211)
                          =======   ========   =======     =======      =======      ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)

9. Subsidiaries Guarantors (continued)

   The following table summarizes the cash flows for Holdings, the Company and the Company's guarantor subsidiaries for the nine months ended September 30, 2001 and 2000.

                                                          Other
                                  Operating             Guarantor   Intercompany
                         Holdings  Company   Carlisle  Subsidiaries Eliminations Consolidated
                         -------- ---------  --------  ------------ ------------ ------------
                                                    (Unaudited)
Net cash provided by
 operating activities...   $ --   $ 16,590   $     --    $ 7,923      $     --     $ 24,513
                           ----   --------   --------    -------      --------     --------
Net cash used in
 investing activities...   $ --   $(27,293)  $     --    $(9,297)     $     --     $(36,590)
                           ----   --------   --------    -------      --------     --------
Net cash provided by
 financing activities...   $ --   $ 27,692   $     --    $    --      $     --     $ 27,692
                           ----   --------   --------    -------      --------     --------

                                        Nine Months Ended September 30, 2000
                         --------------------------------------------------------------------
                                                    (Unaudited)
Net cash (used in)
 provided by operating
 activities.............   $ --   $(12,446)  $ 21,904    $ 3,524      $ 15,346     $ 28,328
                           ----   --------   --------    -------      --------     --------
Net cash (used in)
 provided by investing
 activities.............   $ --   $(25,915)  $(23,735)   $(3,350)     $(15,346)    $(68,346)
                           ----   --------   --------    -------      --------     --------
Net cash (used in)
 provided by financing
 activities.............   $ --   $ 37,876   $    193    $    --      $     --     $ 38,069
                           ----   --------   --------    -------      --------     --------

10. Equity-Preferred and Common Units

   Holdings has six classes of partnership units: (i) Class A Preferred (ii) Class B Preferred (iii) Class L Common (iv) Class A Common (v) Class B Common and (vi) Class C Common. Upon liquidation or distribution of capital assets (including cash), the Class A Preferred Unitholders and Class B Preferred Unitholders are entitled to receive a pro rata preferential distribution equal to an 11% annual return, compounded quarterly, on their unreturned capital contributions. In addition, the Class A Preferred Unitholders and Class B Preferred Unitholders have a liquidation preference on their unreturned capital contributions prior to any distributions made to Class L, Class A, Class B or Class C Common Unitholders. As of September 30, 2001 and December 31, 2000, the cumulative unpaid preferred yield on Class A and Class B Preferred Units was approximately $15,389 and $10,708, respectively.

   Upon satisfaction of the Class A Preferred and Class B Preferred cumulative unpaid yield and the liquidation preference of the capital contribution of Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution equal to a 12% annual return, compounded quarterly on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference on their unreturned capital contributions prior to any dividends or distributions to the Class A, Class B or Class C Common Unitholders. As of September 30, 2001 and December 31, 2000, the cumulative unpaid yield on the Class L Common was approximately $16,903 and $12,337, respectively.

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

   The table below presents information about reported segments for the three- and nine-month periods ended September 30:

                                                    Equipment Equipment
                                                     Rentals    Sales    Total
                                                    --------- --------- --------
Three months ended,
 September 30, 2001:
  Revenues......................................... $ 96,481   $ 5,108  $101,589
  EBITDA........................................... $ 24,885   $  (480) $ 24,405
 September 30, 2000:
  Revenues......................................... $ 93,277   $ 6,793  $100,070
  EBITDA........................................... $ 34,445   $    62  $ 34,507
Nine months ended,
 September 30, 2001:
  Revenues......................................... $298,670   $22,741  $321,411
  EBITDA........................................... $ 82,685   $  (727) $ 81,958
 September 30, 2000:
  Revenues......................................... $268,013   $28,805  $296,818
  EBITDA........................................... $ 92,132   $   947  $ 93,079

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                 (In thousands)


11. Operating Segment Information (continued)

   A reconciliation of total segment EBITDA to total consolidated loss before taxes, for the three and nine months ended September 30, is as follows.

                                                               2001     2000
                                                             --------  -------
Total EBITDA for reportable segments........................ $ 24,405  $34,507
Depreciation and amortization...............................  (17,828) (15,453)
Interest....................................................  (17,657) (20,235)
Net gain/loss on sales of used equipment....................     (464)      56
Other income (loss).........................................       62      (41)
                                                             --------  -------
Consolidated loss before taxes.............................. $(11,482) $(1,166)
                                                             ========  =======

Nine months ended September 30,

Total EBITDA for reportable segments........................ $ 81,958  $93,079
Depreciation and amortization...............................  (51,735) (45,110)
Interest....................................................  (56,592) (57,959)
Net gain/loss on sales of used equipment....................     (681)   1,073
Other income (loss).........................................      702      (94)
                                                             --------  -------
Consolidated loss before taxes.............................. $(26,348) $(9,011)
                                                             ========  =======

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

   Equipment Rental Revenues: Revenues from equipment rentals increased $3.2 million, or 3.4%, to $96.5 million for the quarter ended September 30, 2001, as compared to $93.3 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the acquisitions completed in the second half of 2000.

   Equipment Sales: Revenues from equipment sales decreased $1.7 million, or 24.8%, to $5.1 million for the quarter ended September 30, 2001, as compared to $6.8 million for the same period in the prior year. This decrease is primarily the result of a decrease in volume of equipment sales under the Company's fleet management program.

   Total Revenues: Based on the foregoing, total revenues increased $1.5 million, or 1.5%, to $101.6 million for the quarter ended September 30, 2001, as compared to $100.1 million for the quarter ended September 30, 2000.

   Gross Profit: Gross profit from equipment rentals decreased $9.0 million, or 24.2%, to $28.2 million for the quarter ended September 30, 2001, as compared to $37.2 million for the same period in the prior year. As a percent of rental revenues, gross profit from equipment rentals decreased to 29.2% for the quarter ended September 30, 2001, as compared to 39.9% for the quarter ended September 30, 2000. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced higher direct labor costs and direct operating costs as a result of softening markets and lower equipment utilization. Secondly, the lower gross profit margin percentage was also impacted to a lesser degree by higher depreciation expense on rental equipment as a result of the acquisitions completed in 2000 and 2001 and capital expenditures.

   Gross profit from equipment sales decreased $.9 million, or 127.4%, to $(.2) million for the quarter ended September 30, 2001, as compared to $.7 million for the same period in the prior year. As a percent of equipment sales, gross profit margin decreased from 11.0% for the quarter ended September 30, 2000, to (4.0)% for the quarter ended September 30, 2001. This decrease in gross profit reflects lower sales prices generated from equipment sales during the quarter. The decrease in price is due to the age and type of equipment being sold under the company's fleet management program as well as softer new equipment pricing.

   Based on the foregoing, gross profit decreased $10.0 million, or 26.3%, to $28.0 million for the quarter ended September 30, 2001, as compared to $38.0 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $3.2 million, or 17.1%, to $22.2 million for the quarter ended September 30, 2001, as compared to $18.9 million for the same period in the prior year. This increase is primarily attributable to an increase in employee related costs and facility for the Company. Additionally, the Company's insurance costs increased as a result of the tightening insurance market. As a percent of total revenues, selling, general and administrative expenses increased to 21.8% for the quarter ended September 30, 2001, as compared to 18.9% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) decreased $10.1 million, or 29.4%, to $24.4 million for the quarter ended September 30, 2001, as compared to $34.5 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $9.6 million, or

28.4%, to $24.2 million for the quarter ended September 30, 2001, as compared to $33.8 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 25.8% for the quarter ended September 30, 2001, as compared to 36.2% for the same period in the prior year. This decrease is due to the factors discussed above.

   Interest Expense: Interest expense decreased $2.6 million, or 12.7%, to $17.6 million for the quarter ended September 30, 2001, as compared to $20.2 million for the same period in the prior year. This decrease is primarily attributable to a decrease in interest rates during the period, partially offset by an increase in the outstanding debt levels as a result of acquisitions completed in the second half of 2000 and in July 2001, and the Company's continued investment in rental equipment.

   Net Loss: Net loss increased $10.2 million, to a net loss of $11.3 million for the quarter ended September 30, 2001, as compared to a net loss of $1.2 million for the same period in the prior year, as a result of the factors discussed above.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

   Equipment Rental Revenues: Revenues from equipment rentals increased $30.7 million, or 11.4%, to $298.7 million for the nine months ended September 30, 2001, as compared to $268.0 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the companies acquired in 2000, as well as internal growth of the Company's existing yards.

   Equipment Sales: Revenues from equipment sales decreased $6.1 million, or 21.0%, to $22.7 million for the nine months ended September 30, 2001, as compared to $28.8 million for the same period in the prior year. This decrease is primarily due to a decrease in sales volume for both new equipment and used equipment sold as part of the Company's fleet management program, as well as overall softer pricing.

   Total Revenues: Based on the foregoing, total revenues increased $24.6 million, or 8.3%, to $321.4 million for the nine months ended September 30, 2001, as compared to $296.8 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals decreased $9.8 million, or 9.6%, to $92.5 million for the nine months ended September 30, 2001, as compared to $102.3 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased from 38.2% for the nine months ended September 30, 2000, compared to 31.0% for the nine months ended September 30, 2001. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced higher direct labor costs as a result of a higher percentage of operated and maintained rentals. Operated and maintained rentals have a higher level of variable labor costs and, accordingly, lower gross margins associated with them. The Company was unable to fully pass on this increase in labor costs. In addition, recent decreases in utilization and softening markets further resulted in decreased gross margin. Finally the lower gross profit margin percentage was also impacted to a lesser degree by higher depreciation expense on rental equipment.

   Gross Profit from equipment sales decreased $3.4 million, or 81.8%, to $.8 million for the nine months ended September 30, 2001, as compared to $4.2 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales decreased to 3.4% for the nine months ended September 30, 2001, as compared to 14.6% for the same period in the prior year. This decrease in gross profit reflects lower sales prices generated from equipment sales during the quarter. The decrease in price is due to the age and type of equipment being sold under the Company's fleet management program as well as softer new equipment pricing.

   Based on the foregoing, gross profit decreased $13.3 million, or 12.4%, to $93.3 million for the nine months ended September 30, 2001, as compared to $106.6 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $7.1 million, or 12.3%, to $64.6 million for the nine months ended September 30, 2001, as compared to $57.5 million for the same period in the prior year. This increase is primarily the result of an increase in employee-related costs and facility, and amortization expense resulting from the acquisitions completed in 2000. Additionally, the Company's insurance costs increased as a result of the tightening insurance market. As a percent of revenues, selling, general and administrative expenses increased to 20.0% for the nine months ended September 30, 2001, as compared to 19.4% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) decreased $11.1 million, or 11.9%, to $82.0 million for the nine months ended September 30, 2001, as compared to $93.1 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $9.4 million, or 10.4% to $80.5 million for the nine months ended September 30, 2001, as compared to $89.9 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 27.7% for the nine months ended September 30, 2001, as compared to 33.5% for the same period in the prior year. This decline in EBITDA margin is due to the factors discussed above.

   Interest Expense: Interest expense decreased $1.3 million, or 2.3%, to $56.6 million for the nine months ended September 30, 2001, as compared to $57.9 million for the same period in the prior year. This decrease reflects the effect of decreasing interest rates offset by higher level of borrowings outstanding attributable to the acquisitions completed in 2000 and July 2001,as well as the Company's continued investment in rental equipment.

   Net Loss: Net loss increased $16.7 million, to a net loss of $25.9 million for the nine months ended September 30, 2001, as compared to a net loss of $9.2 million for the same period in the prior year as a result of the factors discussed above.

 Liquidity and Capital Resources

   Net cash provided by operating activities decreased by $3.8 million, or 13.5%, to $24.5 million for the nine months ended September 30, 2001, as compared to $28.3 million for the same period in the prior year. This decrease is primarily the result of an increase in the net loss for the period, as well as a decrease in accounts payable during the period.

   During the nine months ended September 30, 2001 and 2000, the Company's principal uses of cash for investing activities was for capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $42.9 million and $59.3 million, respectively. Included in these totals were expenditures for rental equipment totaling $38.3 million and $51.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used equipment. Proceeds from the disposition of assets totaled $14.0 million and $13.5 million for the nine months ended September 30, 2001 and 2000, respectively. In addition, cash expenditures for acquisitions totaled $4.8 and $20.7 million during the nine months ended September 30, 2001 and 2000, respectively.

   Net cash provided by financing activities during the nine months ended September 30, 2001 was $27.7 million, a decrease of $10.4 million, or 27.3%, compared to $38.1 million for the nine months ended September 30, 2000. The decrease in net cash provided by financing activities was due to a decrease in the net borrowings to fund acquisitions and capital expenditures.

   The Company has no long-term minimum purchase commitments for rental equipment. In the nine months ended September 30, 2001 and 2000, the Company incurred approximately $2.4 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

   In connection with the Company's recapitalization on July 22, 1998, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through it subsidiaries and Holdings is, therefore, dependent upon the cash flow of the subsidiaries, including the Company, to meet its debt obligations. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

   The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $310 million was drawn at September 30, 2001, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis through July 22, 2004. As of September 30, 2001, based on the Company's borrowing base as determined in the Senior Credit Facility, the Company's remaining availability on the revolving facility was $19.5 million.

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At September 30, 2001, the Company was in full compliance with the financial covenants, including with respect to the minimum interest coverage ratio. Management believes the Company will be in compliance with the financial covenants at December 31, 2001. However, given the uncertain economic outlook there is no certainty that the company will be in compliance with the financial covenants. If the company were not in compliance with these covenants and were unable to remedy the violation through an amendment, waiver or other means, the company's business, financial condition and results of operations could be materially adversely affected.

 Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that all goodwill not be amortized, but tested periodically for impairment and provide guidelines for new disclosure requirements. The standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units, and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. Management has not completed its evaluation of the impact of the standards on the consolidated financial statements but has determined that the implementation of SFAS No. 142 will have a material impact on the consolidated financial statements upon adoption.

 Forward Looking Statements

   This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors that could affect actual future results include the developments relating to the state sales and use tax audit and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART II

ITEM 1. Legal Proceedings

   The Company is a party to a number of lawsuits and claims arising out of the usual course of business.

   While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the partners prior to the Company's recapitalization.

   The Company is currently under audit for certain state sales and use tax liabilities and has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively. The Company has recorded a liability of approximately $1.2 million, of which $0.8 million represents sales tax and therefore has been capitalized to rental equipment. The liability recorded represents management's best estimate of the ultimate liability, as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

ITEM 6. Exhibits and Reports on Form 8-K

A. INDEX TO EXHIBITS

   None

B. REPORTS ON FORM 8-K

   None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on November 13, 2001.

                                          Anthony Crane Rental Holdings, L.P.

                                          /s/ Jeffrey J. Fenton
                                     By:_______________________________________
                                          Jeffrey J. Fenton
                                          Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacity indicated on November 13, 2001.

                                          /s/ Blake Harbaugh
                                     By:_______________________________________
                                          Blake Harbaugh
                                          Vice-President--Finance