Form 10-Q
period 2002-06-30
ANTHONY CRANE RENTAL HOLDINGS LP
filed 2002-10-25
CIK 1070316

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                             FORM 10-Q EQUIVALENT

(Mark One)

[X] QUARTERLY REPORT

                 For the quarterly period ended June 30, 2002

                                      OR

[_] TRANSITION REPORT

    For the transition period from __________________ to __________________

                       Commission file number: 333-65003

                               -----------------

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

                      Doing Business as Maxim Crane Works

                   PENNSYLVANIA                25-1814367
                  (State or Other                (I.R.S.
                   Jurisdiction          Employer Identification
                of Incorporation or               No.)
                   Organization)

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

                              Yes  [_]    No  [_]

   Aggregate market value of voting partnership interests held by non-affiliates as of October 25, 2002: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of October 25, 2002:

          Class L Common Partnership Interests: 456,000 Units Class A Common Partnership Interests: 4,100,000 Units Class B Common Partnership Interests: 327,000 Units Class C Common Partnership Interests: 327,000 Units

   Documents incorporated by reference:  None

================================================================================

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                               QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                               TABLE OF CONTENTS


                                             Part I

ITEM 1. Index to Condensed Consolidated Financial Statements.................................  2

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 22

                                            Part II

ITEM 1. Legal Proceedings.................................................................... 30

ITEM 2. Changes in Securities................................................................  *

ITEM 3. Defaults Upon Senior Securities......................................................  *

ITEM 4. Submission of Matters to a Vote of Security Holders..................................  *

ITEM 5. Other Information....................................................................  *

ITEM 6. Index to Exhibits and Reports on Form 8-K............................................ 30

        Signatures........................................................................... 31

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

EXPLANATORY NOTE

   Anthony Crane Rental Holdings, L.P. (the "Company") is not required to file, and is not filing, this Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company is filing this Quarterly Report solely to fulfill its obligations under the Indenture, dated as of July 22, 1998, by and among the Company, Anthony Crane Rental Holdings Capital Corporation and State Street Bank and Trust Company.

                                    PART I

ITEM 1.

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----

Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31,
  2001....................................................................................  3

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002
  and 2001 (Unaudited)....................................................................  4

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and
  2001 (Unaudited)........................................................................  5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and
  2001 (Unaudited)........................................................................  6

Notes to Condensed Consolidated Financial Statements......................................  7

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                        June 30,   December 31,
                                                                                          2002         2001
                                                                                       ----------- ------------
                                                                                       (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents.........................................................  $   2,390    $ 54,583
    Cash restricted as to use (Note 8)................................................      8,000          --
    Trade accounts receivable, net of allowance for doubtful accounts of $3,884 and
     $3,636, respectively.............................................................     52,286      63,648
    Other receivables.................................................................      3,761       2,661
    Prepaid expenses and deposits.....................................................      4,650       4,718
                                                                                        ---------    --------
       Total current assets...........................................................     71,087     125,610
    Rental equipment, net.............................................................    466,293     498,505
    Property and equipment, net.......................................................     55,049      59,174
    Goodwill (Note 6).................................................................         --      23,404
    Intangible assets, net (Notes 6 and 7)............................................     43,928      54,981
    Debt issuance costs, net..........................................................     25,216      19,302
    Investment in joint venture.......................................................      5,916       7,005
    Other assets......................................................................        649         677
                                                                                        ---------    --------
       Total assets...................................................................  $ 668,138    $788,658
                                                                                        =========    ========

                         LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
    Book overdraft....................................................................  $   3,584    $     --
    Accounts payable--trade...........................................................      8,232      16,747
    Accrued acquisition liabilities...................................................         --       7,203
    Accrued interest..................................................................      8,835      11,308
    Accrued wages and employee benefits...............................................      7,709       7,468
    Accrued taxes, other than income taxes............................................      1,702       1,811
    Other accrued liabilities.........................................................      9,894       8,563
    Current portion of long-term debt (Note 8)........................................      2,697       2,685
    Current portion of capital lease obligations (Note 9).............................        628         549
                                                                                        ---------    --------
       Total current liabilities......................................................     43,281      56,334

Long term debt, less current portion (Note 8).........................................    759,921     804,969
Long-term portion of capital lease obligations (Note 9)...............................      2,359       2,663
Note payable to Bain..................................................................        614         614
Other non-current liabilities.........................................................      2,224       3,197
                                                                                        ---------    --------
       Total liabilities..............................................................    808,399     867,777
                                                                                        ---------    --------
Partners' deficit:
    Senior Preferred Units............................................................     22,500      22,500
    Class B Preferred Units...........................................................     20,000      20,000
    Equity Investors Class L Common Units.............................................     15,736      20,745
    Equity Investors Class A Common Units.............................................   (112,629)    (67,545)
    Equity Investors Class B Common Units.............................................        229         229
    Equity Investors Class C Common Units.............................................        130         130
    Predecessor Partners Class L Common Units.........................................     (1,688)       (589)
    Predecessor Partners Class A Common Units.........................................    (82,129)    (72,231)
    Partners' receivables.............................................................     (2,439)     (2,391)
    Accumulated other comprehensive income............................................         29          33
                                                                                        ---------    --------
       Total partners' deficit........................................................   (140,261)    (79,119)
                                                                                        ---------    --------
Total liabilities and partners' deficit...............................................  $ 668,138    $788,658
                                                                                        =========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                  Three Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                    2002      2001
                                                                  --------  --------
                                                                      (Unaudited)
Revenues:
   Equipment rentals............................................. $ 86,794  $ 98,989
   Equipment sales...............................................    3,199     7,923
                                                                  --------  --------
       Total revenues............................................   89,993   106,912
                                                                  --------  --------
Cost of revenues:
   Cost of equipment rentals.....................................   63,677    67,587
   Cost of equipment sales.......................................    3,069     7,582
                                                                  --------  --------
       Total cost of revenues....................................   66,746    75,169
                                                                  --------  --------
Gross profit.....................................................   23,247    31,743
Selling, general and administrative expenses.....................   20,361    20,906
Impairment and other charges (Note 7)............................   14,011        --
                                                                  --------  --------
(Loss) income from operations....................................  (11,125)   10,837
Interest expense.................................................   16,924    19,004
Equity earnings from AVS joint venture...........................     (182)     (171)
Loss (gain) on sale of non-rental equipment and other income, net       18      (801)
                                                                  --------  --------
Loss before taxes................................................  (27,885)   (7,195)
                                                                  --------  --------
Provision (benefit) for state taxes..............................      400      (250)
                                                                  --------  --------
Net loss......................................................... $(28,285) $ (6,945)
                                                                  ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                            2002      2001
                                                                          --------  --------
                                                                              (Unaudited)
Revenues:
   Equipment rentals..................................................... $176,385  $202,961
   Equipment sales.......................................................    6,616    17,633
                                                                          --------  --------
       Total revenues....................................................  183,001   220,594
                                                                          --------  --------
Cost of revenues:
   Cost of equipment rentals.............................................  129,147   138,553
   Cost of equipment sales...............................................    6,118    16,661
                                                                          --------  --------
       Total cost of revenues............................................  135,265   155,214
                                                                          --------  --------
Gross profit.............................................................   47,736    65,380
Selling, general and administrative expenses.............................   40,403    42,431
Impairment and other charges (Note 7)....................................   14,011        --
                                                                          --------  --------
(Loss) income from operations............................................   (6,678)   22,949
Interest expense.........................................................   30,995    38,935
Equity earnings from AVS joint venture...................................     (286)     (518)
Gain on sale of non-rental equipment and other income, net...............     (101)     (602)
                                                                          --------  --------
Loss before taxes and cumulative effect of change in accounting principle  (37,286)  (14,866)
                                                                          --------  --------
Provision (benefit) for state taxes......................................      400      (250)
                                                                          --------  --------
Loss before cumulative effect of change in accounting principle..........  (37,686)  (14,616)
Cumulative effect of change in accounting principle (Note 6).............   23,404        --
                                                                          --------  --------
Net loss................................................................. $(61,090) $(14,616)
                                                                          ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( In thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             ------------------
                                                                               2002      2001
                                                                             --------  --------
                                                                                 (Unaudited)
Net cash provided by operating activities................................... $ 11,787  $ 14,907
                                                                             --------  --------
Cash flows from investing activities:
   Cash paid for business acquisitions, net of cash acquired................     (212)       --
   Return of capital from AVS joint venture.................................    1,375        --
   Proceeds from sale of fixed assets, including rental equipment...........    5,072    11,196
   Capital expenditures.....................................................   (5,839)  (33,017)
   Purchase of intangibles..................................................       --      (746)
   Other....................................................................     (236)     (222)
                                                                             --------  --------
       Net cash provided by (used in) investing activities..................      160   (22,789)
                                                                             --------  --------
Cash flows from financing activities:
   Increase in book overdraft...............................................    3,584        --
   Proceeds from issuance of debt...........................................   14,000    43,601
   Payments on debt.........................................................  (74,592)  (39,796)
   Payments on other long-term debt.........................................   (1,188)       --
   Expenditures for deferred financing costs................................   (5,719)       --
   Payments under capital leases............................................     (225)     (325)
   Advances to Partners.....................................................       --      (923)
                                                                             --------  --------
       Net cash (used in) provided by financing activities..................  (64,140)    2,557
                                                                             --------  --------
Net decrease in cash and cash equivalents...................................  (52,193)   (5,325)
Cash and cash equivalents, beginning of period..............................   54,583    13,135
                                                                             --------  --------
Cash and cash equivalents, end of period.................................... $  2,390  $  7,810
                                                                             ========  ========
Noncash investing and financing activities:
   Expenditures for rental equipment purchases included in accounts payable. $     --  $  6,184
                                                                             ========  ========
   Receipt of restricted cash from the issuance of Third Priority Term Loan. $  8,000  $     --
                                                                             ========  ========
   Noncash deferred financing costs......................................... $  5,014  $     --
                                                                             ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)


1.  Description of Business

   Anthony Crane Rental Holdings, L.P. ("Holdings"), through Anthony Crane Rental, L.P. (the "Company") and its subsidiaries (collectively, the Partnership), doing business as Maxim Crane Works ("Maxim"), are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to companies in the petrochemical, paper, steel, power generation, telecommunications, mining and multiple other industries. The Company provides twenty-four hour service, seven days a week to customers principally in the United States. The Company also sells new and used equipment to commercial construction, industrial and residential users. Effective July 22, 1998, as part of a recapitalization, Holdings has a 99% direct and 1% indirect ownership in the Company. Holdings has no current operations other than through the Company.

2.  Basis of Presentation

   The unaudited condensed consolidated financial statements include the accounts of Holdings and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

   In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the three- and six-month periods ended June 30, 2002 is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3.  Liquidity and Capital Resources

   In connection with the Company's recapitalization on July 22, 1998, the Company and Holdings incurred significant amounts of debt with future interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations under the Discount Debentures. The Company's primary liquidity needs relate to working capital and debt service.

   Beginning in early 2001, the Company's financial condition began to deteriorate due to higher labor and maintenance costs, and an overall economic recession in the United States. As mentioned above, the Company is highly leveraged and, as such, faces significant future debt service payments. The Company was in compliance with its debt covenants under its Senior Credit Facilities at December 31, 2001, but did not expect to be in compliance with these financial covenants during fiscal year 2002. In response to these conditions and events, management implemented a financial restructuring program ("the Restructuring Program"), which included

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

obtaining an amendment and modification to the Senior Credit Facilities, the receipt of $8.0 million from the issuance of a paid-in-kind Third Priority Term Loan from Bain/ACR LLC during the second quarter of 2002 and a plan to reduce direct and indirect costs combined with a reduction in the level of capital expenditures.

   On June 17, 2002, the Company entered into an amendment and modification to its Senior Credit Facilities effective as of March 31, 2002 ("the Second Amended and Restated Senior Credit Facilities"). The more significant provisions of the amendment include a reduction in the maximum amount available under the Revolving Credit Facility from $425 million to $300 million, and an increase in the interest rate margins by 100 basis points. The amendment allowed for a modification of the existing financial covenants and a new covenant restricting the level of capital expenditures in 2002, and a more restrictive set of negative covenants, including tighter limitations on the incursion of indebtedness, contingent obligations and liens, making investments or restricted payments and the consummation of acquisitions and asset sales. In addition, for the periods from October 1, 2002 through January 30, 2003 and from October 1, 2003 through January 30, 2004, the Company will be required to maintain minimum levels of availability under the Second Amended and Restated Senior Credit Facilities. Additionally, the Second Amended and Restated Senior Credit Facilities require that the Company, within specified time frames, reduce the borrowings under the Revolving Credit Facility by remitting funds received from asset sales, insurance proceeds, the issuance of debt or equity securities and any cash or cash equivalents in excess of a specified level. Such funds may then be reborrowed pursuant to the existing provisions of the revolving credit facility. The Second Amended and Restated Senior Credit Facilities also allow for certain remedies, including the acceleration of maturities of outstanding amounts upon the occurrence of a material adverse change, as defined therein. By its definition in the Second Amended and Restated Senior Credit Facilities, there exists some subjectivity in determining what constitutes a material adverse change. The Company considers the potential of such a change occurring to be unlikely. If a material adverse change were to occur, the Company may be required to restructure or refinance the Second Amended and Restated Senior Credit Facilities. However, there are no assurances that such restructuring or refinancing of the Second Amended and Restated Senior Credit Facilities can be accomplished.

   The Company was in compliance with the revised financial covenants contained in the Second Amended and Restated Senior Credit Facilities at June 30, 2002 and believes it will be in compliance throughout 2002. If the Company were not in compliance with these covenants and was unable to remedy the violation through an amendment, waiver, or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

   The Company's liquidity cycle is typically at its lowest level in the first quarter of each year, and steadily increases to its highest level at December
31. The reduction in February liquidity is the result of the annual adjustment provision to the Company's borrowing base under the Second Amended and Restated Senior Credit Facilities, and the regularly scheduled semi-annual interest payment of approximately $8.0 million on the Senior Notes. Management expects the borrowing base availability to be reduced by $30.0 million to $37.0 million in January 2003 as a result of the adjustment provision.

   Management believes the Restructuring Program will provide the necessary improvements in operating results and operating cash flow to fund the 2002 debt service payments. Because of the Company's substantial indebtedness, a significant portion of operating cash flow generated may need to be devoted to debt service. This could reduce the funds available for other purposes. The significant indebtedness also could constrain the Company's ability to obtain additional financing since substantially all of the Company's assets are subject to security interests related to existing indebtedness.

   If the Company is unable to service the indebtedness and fund operating activities, the Company may have to adopt an alternate strategy that could include reducing or delaying capital expenditures, limiting the

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

Company's growth, seeking additional financing, selling assets or further restructuring or refinancing the Company's indebtedness. There can be no assurance that any of these alternatives could be effected.

   The Company has accounted for the amendment and modification of the Senior Credit Facilities under the provisions of EITF 98-14, "Debtors Accounting for Changes in Line-of-Credit or Revolving Debt Agreements" and EITF 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments." The Company incurred a $2.3 million charge to interest expense in the second quarter of 2002 to write-off a portion of the previously capitalized debt issuance costs related to the Revolving Credit Facility.

4.  Impact of Recently Adopted Accounting Standards

   Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", for existing goodwill and other intangibles. SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment. For purposes of goodwill impairment testing, SFAS No. 142 requires the assignment of assets and liabilities, including goodwill, to reporting units. Once this has been completed, goodwill is tested for impairment utilizing a two-step methodology. The initial step required the Company to determine the fair value of each of its reporting units and to compare this to the carrying value, including goodwill, of each reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.

   In addition, effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash-flows of the particular asset group or there is an expectation that it is more likely than not that a long-lived asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. The provisions of this standard are generally to be applied prospectively.

   Refer to Notes 6 and 7 for the effects of the adoption of SFAS No. 142 and SFAS No. 144.

5.  Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 established standards for accounting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is required to be adopted beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

6.  Goodwill and Intangible Assets

   As a result of the adoption of SFAS No. 142 as discussed in Note 4, the Company recorded a charge for transitional goodwill impairment of $23.4 million, which has been reported as a cumulative effect of a change in accounting principle, as required by SFAS No. 142. The impairment charge related to the Company's equipment rental reporting unit. The fair value of the Company's equipment rental reporting unit was based upon valuation techniques using market based multiples of EBITDA. The Company's EBITDA for the six months ended June 30, 2002 was adversely impacted due to the continuing general economic decline in the markets in which the Company operates. Accordingly, the fair value of the equipment rental reporting unit was determined to be less than its carrying value. The charge was applied retroactively to the beginning of the Company's fiscal year.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


   The following table provides comparative earnings had the provisions of SFAS No. 142 been adopted for all periods presented:

                                                     Three Months Ended  Six Months Ended
                                                          June 30,           June 30,
                                                     -----------------  ------------------
                                                       2002      2001     2002      2001
                                                     --------  -------  --------  --------
Loss before taxes and cumulative effect of change in
  accounting principle.............................. $(27,885) $(7,195) $(37,286) $(14,866)
Goodwill amortization...............................       --      420        --       840
                                                     --------  -------  --------  --------
Loss before taxes and cumulative effect of change in
  accounting principle.............................. $(27,885) $(6,775) $(37,286) $(14,026)
                                                     ========  =======  ========  ========
Reported net loss................................... $(28,285) $(6,945) $(61,090) $(14,616)
Goodwill amortization...............................       --      420        --       840
                                                     --------  -------  --------  --------
Adjusted net loss................................... $(28,285) $(6,525) $(61,090) $(13,776)
                                                     ========  =======  ========  ========

   Intangible assets consist of the following:

                                            June 30,  December 31,
                                              2002        2001
                                            --------  ------------
              Customer lists............... $ 45,164    $ 50,300
              Trade names..................   15,320      17,511
              Non-compete agreements.......    1,681       1,681
              Other........................    1,850       2,311
                                            --------    --------
                                              64,015      71,803
                                            --------    --------
              Less accumulated amortization  (20,087)    (16,822)
                                            --------    --------
                                            $ 43,928    $ 54,981
                                            ========    ========

   Changes to goodwill and intangible assets for the six-month period ended June 30, 2002, were as follows:

                                                                           Other
                                                              Goodwill  Intangibles
                                                              --------  -----------
Balance at December 31, 2001, net of accumulated amortization $ 23,404    $54,981
Additions during the period..................................      212         --
Amortization expense.........................................       --     (3,265)
Transitional impairment charge...............................  (23,404)        --
Other impairment charges (Note 7)............................     (212)    (7,788)
                                                              --------    -------
Balance at June 30, 2002, net of accumulated amortization.... $     --    $43,928
                                                              ========    =======

   Intangible assets are being amortized using the straight-line method over the following periods (refer to Note 7 for subsequent change to these amortization periods):

                    Customer lists........          10 years
                    Trade names...........          20 years
                    Non-compete agreements Contractual terms
                    Other.................         2-5 years

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


   Estimated aggregate amortization expense for intangible assets for each of the succeeding fiscal years is as follows:

                           Remainder of 2002 $ 7,300
                           2003............. $14,700
                           2004............. $14,700
                           2005............. $ 7,200
                           2006............. $    --

7.  Impairment Charges

   In accordance with SFAS No. 142 and SFAS No. 144, during the second quarter of 2002, the Company recognized a $14.0 million charge related to the impairment of certain assets.

   The components of the impairment charge were as follows (in thousands):

    Impairment of excavation rental equipment....................... $ 6,011
    Impairment of excavation division customer lists and trade names   7,788
    Impairment of goodwill (Note 6).................................     212
                                                                     -------
                                                                     $14,011
                                                                     =======

   As a result of the continued negative outlook for the general economy, and the deteriorating conditions in the construction industry, the Company determined that the actual and expected future cash flows from the excavation rental division have been adversely impacted, indicating that the carrying amount of long-lived assets in that division may not be recoverable. In evaluating this, the Company determined that expected future cash flows are insufficient to cover the carrying value of that division's long-lived assets. As a result, an impairment charge totaling $13.8 million was recorded for the three- and six-month periods ended June 30, 2002. In connection with this evaluation, effective July 1, 2002, the Company revised the remaining useful lives of its net unamortized customer lists and trade names from 7 years and 17 years, respectively, to 3 years. The effect of the change in accounting estimate is to increase amortization expense by approximately $3.7 million for the remainder of 2002.

8.  Long-Term Debt

   Long-term debt consists of the following:

                                                                    June 30,   December 31,
                                                                      2002         2001
                                                                   --------    ------------
10 3/8% Company Senior Notes, due 2008 (A)........................ $155,000      $155,000
13 3/8% Holdings Senior Discount Debentures, due 2009 (B).........   41,730(1)     39,188(1)
Senior Credit Facility of the Company (C)
   Revolving Credit Facility......................................  259,000       318,250
   Term Loan......................................................   50,000        50,000
   First Priority Term Loan.......................................  242,500       243,750
Third Priority Term Loan (D)......................................    8,000            --
Equipment Note Payable (E)........................................    1,374         1,466
Second Amended and Restated Senior Credit Facility Success Fee (F)    5,014            --
                                                                   --------      --------
                                                                    762,618       807,654
   Less current portion of long-term debt.........................    2,697         2,685
                                                                   --------      --------
                                                                   $759,921      $804,969
                                                                   ========      ========

--------
(1) Net of unamortized discount on debentures of $6,270 and $8,812 at June 30, 2002 and December 31, 2001, respectively.

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

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


   The Discount Debenture Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

(C) The Senior Credit Facilities, as amended and restated on June 17, 2002, consist of a $300.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base through July 22, 2004. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 2.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus a margin of 3.50%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 3.50%, or (ii) the reserve-adjusted LIBOR rate plus a margin of 4.50%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 3.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBOR rate plus a margin of 4.25%, subject to adjustment based on a leverage test.

   Revolving loans may be borrowed, repaid and reborrowed from time to time under the Senior Credit Facilities through July 22, 2004. The Term Loan may be repaid at any time but is subject to certain call protections and must be repaid in full on July 20, 2006. The First Priority Term Loans will be amortized equal to 1% of the aggregate principal amount thereof with the unpaid balance thereof payable in full on July 20, 2006.

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

   The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, insurance proceeds, and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan (subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBOR breakage costs, if any, shall be borne by the Company. The Senior Credit Facilities contain certain restrictive covenants; the most restrictive of which include financial ratios.

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

(D) The Third Priority Term Loan consists of a paid-in-kind Note issued to Bain/ACR LLC. The Note, with a stated maturity date of the earlier of (i) July 23, 2006 or (ii) the prepayment in full of all outstanding indebtedness existing pursuant to the Senior Credit Facilities, bears interest at a rate equal to the LIBOR rate plus 4.25%. The interest on this Note will not be paid in cash, but will be added to the principal amount of the Note, and the interest so added will thereafter bear interest at the rate described above. On the stated maturity date, the total outstanding principal amount of this Note, together with all accrued interest as well as any unpaid interest which has not been added to the principal amount, will be due.

   The proceeds of $8.0 million from the issuance of the Third Priority Term Loan are restricted for the August 2002 interest payment on the 10 3/8% Senior Notes. These proceeds are classified as cash restricted as to use on the June 30, 2002 consolidated balance sheet.

(E) The Equipment Note Payable consists of a promissory note in the amount of $1,601 with an interest rate of 8.54% payable in monthly installments through February 2008. These borrowings are collateralized by a security interest in the equipment purchased with the proceeds.

(F) The Second Amended and Restated Senior Credit Facility Success Fee has a stated maturity date of the earliest of (i) July 20, 2006, (ii) the date on which all loans and obligations under the Senior Credit Facilities have been repaid in full, or (iii) the occurrence of a Material Liquidation Event, as defined in the Second Amended and Restated Senior Credit Agreement. The Success Fee bears paid-in-kind interest at the LIBOR rate plus 2%. The interest on the Success Fee will not be paid in cash, but will be added to the principal amount of the Success Fee, and the interest so added will bear interest at the rate described above. On the stated maturity date, the total outstanding principal amount, together with all accrued interest as well as any unpaid interest which has not been added to the principal amount will be due.

   The aggregate principal debt maturities of long-term debt for the next five fiscal years are as follows:

                              2002...... $  1,346
                              2003......    2,705
                              2004......  261,724
                              2005......    2,744
                              2006......  297,029
                              Thereafter  197,070
                                         --------
                                         $762,618
                                         ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


9.  Lease Commitments

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2002:

                 Year ending December 31:
                    2002................................ $  449
                    2003................................    785
                    2004................................    934
                    2005................................    240
                    2006................................    240
                    Thereafter..........................    911
                                                         ------
                 Total minimum lease payments...........  3,559
                 Less amount representing interest......    572
                                                         ------
                 Present value of minimum lease payments  2,987
                 Less current portion...................    628
                                                         ------
                                                         $2,359
                                                         ======

   Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $3,727 and $793, respectively, at June 30, 2002 and $3,727 and $646, respectively, at December 31, 2001.

10.  Contingencies

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

   On a joint and several basis with its partner, the Company has guaranteed a capital lease obligation of AVS, a joint venture, in an amount equal to 75% of the remaining balance of the lease. Under the AVS joint venture agreement, the joint venture partner would reimburse any amounts paid by the Company in excess of its pro-rata share of the obligation. The remaining balance of the AVS capital lease obligation was $21,329 and $22,251 at June 30, 2002 and December 31, 2001, respectively.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


11.  Subsidiary Guarantors

   All of the Company's subsidiaries are wholly-owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of June 30, 2002 and December 31, 2001, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


   The following table summarizes the financial position for Holdings, the Company and the Company's guarantor subsidiaries as of June 30, 2002 and December 31, 2001:

                                                             June 30, 2002 (Unaudited)
                                            ----------------------------------------------------------
                                                                    Other
                                                       Operating  Guarantor   Intercompany
                                             Holdings   Company  Subsidiaries Eliminations Consolidated
                                            ---------  --------- ------------ ------------ ------------
              BALANCE SHEETS
Assets:
Total current assets....................... $      --  $ 69,864    $20,912      $(19,689)   $  71,087
Investment in subsidiaries.................   (99,869)   31,649         --        68,220           --
Rental equipment, net of accumulated
  depreciation.............................        --   455,882     10,411            --      466,293
Property and equipment, net of accumulated
  depreciation.............................        --    54,327        722            --       55,049
Other assets...............................     1,338    74,548         --          (177)      75,709
                                            ---------  --------    -------      --------    ---------
   Total assets............................ $ (98,531) $686,270    $32,045      $ 48,354    $ 668,138
                                            =========  ========    =======      ========    =========
Liabilities and partners' deficit:
Total current liabilities.................. $      --  $ 62,574    $   396      $(19,689)   $  43,281
Long term debt, less current portion.......    41,730   718,191         --            --      759,921
Other non-current liabilities..............        --     5,374         --          (177)       5,197
                                            ---------  --------    -------      --------    ---------
   Total liabilities.......................    41,730   786,139        396       (19,866)     808,399
Partners' deficit..........................  (140,261)  (99,869)    31,649        68,220     (140,261)
                                            ---------  --------    -------      --------    ---------
   Total liabilities and partners' deficit. $ (98,531) $686,270    $32,045      $ 48,354    $ 668,138
                                            =========  ========    =======      ========    =========

                                                                 December 31, 2001
                                            ----------------------------------------------------------
Assets:
Total current assets....................... $      --  $121,739    $13,955      $(10,084)   $ 125,610
Investment in subsidiaries.................   (41,350)   27,734         --        13,616           --
Rental equipment, net of accumulated
  depreciation.............................        --   485,244     13,261            --      498,505
Property and equipment, net of accumulated
  depreciation.............................        --    58,238        936            --       59,174
Other assets...............................     1,419   104,127         --          (177)     105,369
                                            ---------  --------    -------      --------    ---------
   Total assets............................ $ (39,931) $797,082    $28,152      $  3,355    $ 788,658
                                            =========  ========    =======      ========    =========
Liabilities and partners' deficit:
Total current liabilities.................. $      --  $ 66,000    $   418      $(10,084)   $  56,334
Long term debt, less current portion.......    39,188   765,781         --            --      804,969
Other non-current liabilities..............        --     6,651         --          (177)       6,474
                                            ---------  --------    -------      --------    ---------
   Total liabilities.......................    39,188   838,432        418       (10,261)     867,777
Partners' deficit..........................   (79,119)  (41,350)    27,734        13,616      (79,119)
                                            ---------  --------    -------      --------    ---------
   Total liabilities and partners' deficit. $ (39,931) $797,082    $28,152      $  3,355    $ 788,658
                                            =========  ========    =======      ========    =========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


   The following table summarizes the results of operations for Holdings, the Company and the Company's guarantor subsidiaries for the three and six month periods ended June 30, 2002 and 2001:

                                                                     Three Months Ended June 30, 2002 (Unaudited)
                                                               --------------------------------------------------------
                                                                                     Other
                                                                        Operating  Guarantor   Intercompany
                                                               Holdings  Company  Subsidiaries Eliminations Consolidated
                                                               -------- --------- ------------ ------------ ------------
                   STATEMENTS OF OPERATIONS
Total revenues................................................ $    --  $ 85,754    $ 4,239         $--       $ 89,993
                                                               -------  --------    -------       -----       --------
Total cost of revenues........................................      --    64,894      1,852          --         66,746
Selling, general and administrative...........................      --    19,983        378          --         20,361
Impairment and other charges..................................      --    14,011         --          --         14,011
                                                               -------  --------    -------       -----       --------
(Loss) income from operations.................................      --   (13,134)     2,009          --        (11,125)
Interest expense and other expense, net.......................   1,363    15,382         15          --         16,760
                                                               -------  --------    -------       -----       --------
Income (loss) before taxes....................................  (1,363)  (28,516)     1,994          --        (27,885)
Provision for state taxes.....................................      --       400         --          --            400
                                                               -------  --------    -------       -----       --------
Net income (loss)............................................. $(1,363) $(28,916)   $ 1,994         $--       $(28,285)
                                                               =======  ========    =======       =====       ========

                                                                     Three Months Ended June 30, 2001 (Unaudited)
                                                               --------------------------------------------------------
Total revenues................................................ $    --  $100,520    $ 6,392         $         $106,912
                                                               -------  --------    -------       -----       --------
Total cost of revenues........................................      --    72,259      2,910                     75,169
Selling, general and administrative...........................      --    20,387        519          --         20,906
                                                               -------  --------    -------       -----       --------
Income from operations........................................      --     7,874      2,963          --         10,837
Interest expense and other expense, net.......................   1,309    16,723         --          --         18,032
                                                               -------  --------    -------       -----       --------
Income (loss) before taxes....................................  (1,309)   (8,849)     2,963          --         (7,195)
Benefit for state taxes.......................................      --      (250)        --          --           (250)
                                                               -------  --------    -------       -----       --------
Net income (loss)............................................. $(1,309) $ (8,599)   $ 2,963         $--       $ (6,945)
                                                               =======  ========    =======       =====       ========

                                                                      Six Months Ended June 30, 2002 (Unaudited)
                                                               --------------------------------------------------------
Total revenues................................................ $    --  $174,743    $ 8,258         $--       $183,001
                                                               -------  --------    -------       -----       --------
Total cost of revenues........................................      --   131,592      3,673          --        135,265
Selling, general and administrative...........................      --    39,667        736          --         40,403
Impairment and other charges..................................      --    14,011         --          --         14,011
                                                               -------  --------    -------       -----       --------
(Loss) income from operations.................................      --   (10,527)     3,849          --         (6,678)
Interest expense and other expense, net.......................   2,624    28,050        (66)         --         30,608
                                                               -------  --------    -------       -----       --------
Income (loss) before taxes and cumulative effect of change in
 accounting principle.........................................  (2,624)  (38,577)     3,915          --        (37,286)
Provision for state taxes.....................................      --       400         --          --            400
                                                               -------  --------    -------       -----       --------
Income (loss) before cumulative effect of change in accounting
 principle....................................................  (2,624)  (38,977)     3,915          --        (37,686)
Cumulative effect of change in accounting principle...........      --    23,404         --          --         23,404
                                                               -------  --------    -------       -----       --------
Net income (loss)............................................. $(2,624) $(62,381)   $ 3,915         $--       $(61,090)
                                                               =======  ========    =======       =====       ========

                                                                      Six Months Ended June 30, 2001 (Unaudited)
                                                               --------------------------------------------------------
Total revenues................................................ $    --  $207,068    $13,526         $--       $220,594
                                                               -------  --------    -------       -----       --------
Total cost of revenues........................................      --   149,128      6,086          --        155,214
Selling, general and administrative...........................      --    41,336      1,095          --         42,431
                                                               -------  --------    -------       -----       --------
Income from operations........................................      --    16,604      6,345          --         22,949
Interest expense and other expense, net.......................   2,591    35,224         --          --         37,815
                                                               -------  --------    -------       -----       --------
Income (loss) before taxes....................................  (2,591)  (18,620)     6,345          --        (14,866)
Benefit for state taxes.......................................      --      (250)        --          --           (250)
                                                               -------  --------    -------       -----       --------
Net income (loss)............................................. $(2,591) $(18,370)   $ 6,345         $--       $(14,616)
                                                               =======  ========    =======       =====       ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)


   The following table summarizes the cash flows for Holdings, the Company and the Company's guarantor subsidiaries for the six-month periods ended June 30, 2002 and 2001:

                                                 Six Months Ended June 30, 2002 (Unaudited)
                                          --------------------------------------------------------
                                                                Other
                                                   Operating  Guarantor   Intercompany
                                          Holdings  Company  Subsidiaries Eliminations Consolidated
                                          -------- --------- ------------ ------------ ------------
                                                                 (Unaudited)
Net cash provided by operating activities    $--   $  7,163    $ 4,624         $--       $ 11,787
                                           -----   --------    -------       -----       --------
Net cash provided by (used in) investing
  activities.............................    $--   $  6,632    $(6,472)        $--       $    160
                                           -----   --------    -------       -----       --------
Net cash used in financing activities....    $--   $(64,140)   $    --         $--       $(64,140)
                                           -----   --------    -------       -----       --------

                                          Six Months Ended June 30, 2001 (Unaudited)
                                          ---------------------------------------
Net cash provided by operating activities   $--   $ 11,791  $ 3,116    $-- $ 14,907
                                          -----   --------  -------  ----- --------
Net cash used in investing activities....   $--   $(19,952) $(2,837)   $-- $(22,789)
                                          -----   --------  -------  ----- --------
Net cash provided by financing activities   $--   $  2,278  $   279    $-- $  2,557
                                          -----   --------  -------  ----- --------

12.  Equity-Preferred and Common Units

   Holdings has six classes of partnership units: (i) Class A Preferred, (ii) Class B Preferred, (iii) Class L Common, (iv) Class A Common, (v) Class B Common and (vi) Class C Common. Upon liquidation or distribution of capital assets (including cash), the Class A Preferred Unitholders and Class B Preferred Unitholders are entitled to receive a pro rata preferential distribution equal to an 11% annual return, compounded quarterly, on their unreturned capital contributions. In addition, the Class A Preferred Unitholders and Class B Preferred Unitholders have a liquidation preference on their unreturned capital contributions prior to any distributions made to Class L, Class A, Class B or Class C Common Unitholders. As of June 30, 2002 and December 31, 2001, the cumulative unpaid preferred yield was approximately $20,467 and $17,036, respectively.

   Upon satisfaction of the Class A Preferred and Class B Preferred cumulative unpaid yield and the liquidation preference of the capital contribution of Preferred Unitholders, the Class L Common Unitholders are entitled to receive a preferential distribution equal to a 12% annual return, compounded quarterly on their original investment of $36.9 million. In addition, the Class L Common Unitholders have a liquidation preference on their unreturned capital contributions prior to any dividends or distributions to the Class A, Class B or Class C Common Unitholders. As of June 30, 2002 and December 31, 2001, the cumulative unpaid yield on the Class L Common was approximately $21,892 and $18,517, respectively.

   Upon satisfaction of the aggregate liquidation preferences of both Class A Preferred and Class B Preferred and Class L Common Unitholders, any remaining distributions will be made ratably among the Class L and Class A Common Unitholders, and to the extent certain cash distribution and vesting tests are met, the Class B and Class C Common Unitholders.

13.  Operating Segment Information

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

   The table below presents information about reported segments for the three- and six-month periods ended June 30:

                                    Equipment Equipment
                                     Rentals    Sales    Total
                                    --------- --------- --------
               Three months ended,
                  June 30, 2002:
                      Revenues..... $ 86,794   $ 3,199  $ 89,993
                      EBITDA....... $ 20,340   $  (267) $ 20,073
                  June 30, 2001:
                      Revenues..... $ 98,989   $ 7,923  $106,912
                      EBITDA....... $ 28,617   $   (82) $ 28,535
               Six months ended,
                  June 30, 2002:
                      Revenues..... $176,385   $ 6,616  $183,001
                      EBITDA....... $ 41,732   $  (569) $ 41,163
                  June 30, 2001:
                      Revenues..... $202,961   $17,633  $220,594
                      EBITDA....... $ 57,862   $  (247) $ 57,615

   A reconciliation of total segment EBITDA to total consolidated loss before taxes for the three- and six-month periods ended June 30, is as follows:

                                                        2002      2001
                                                      --------  --------
       Three months ended June 30,
          Total EBITDA for reportable segments....... $ 20,073  $ 28,535
          Depreciation and amortization..............  (17,015)  (17,203)
          Interest...................................  (16,924)  (19,004)
          Impairment and other charges...............  (14,011)       --
          Net gain (loss) on sales of used equipment.       53      (313)
          Other (loss) income........................      (61)      790
                                                      --------  --------
          Consolidated loss before taxes............. $(27,885) $ (7,195)
                                                      ========  ========

                      ANTHONY CRANE RENTAL HOLDINGS, L.P.

                                (In thousands)

                                                                        2002      2001
                                                                      --------  --------
Six months ended June 30,
   Total EBITDA for reportable segments.............................. $ 41,163  $ 57,615
   Depreciation and amortization.....................................  (33,702)  (33,907)
   Interest..........................................................  (30,995)  (38,935)
   Impairment and other charges......................................  (14,011)       --
   Net gain (loss) on sales of used equipment........................      233      (217)
   Other income......................................................       26       578
                                                                      --------  --------
   Consolidated loss before taxes and cumulative effect of change in accounting principle............................................ $(37,286) $(14,866)
                                                                      ========  ========

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

   Selling, general and administrative expenses primarily include non-rental equipment depreciation and amortization, advertising and marketing expenses, local, regional and corporate management salaries, insurance costs and clerical and administrative overhead. Non-rental equipment depreciation and amortization includes depreciation expense associated with equipment that is not offered for rent, such as service vehicles, computers and office equipment and amortization expense associated with other intangible assets. As discussed further below, effective January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill. As a result of the adoption of SFAS No. 142, the Company recorded a charge for transitional goodwill impairment of $23.4 million, which has been recorded as a cumulative effect of a change in accounting principle, as required by SFAS No. 142. The Company's other intangible assets are principally customer lists, trade names and non-compete agreements.

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

   Impairment of Long-Lived Assets: The Company must periodically determine whether the fair value of long-lived assets, including rental equipment, property and equipment and intangibles, is at least equal to the recorded value shown on the consolidated balance sheet. The Company must make estimates and assumptions in evaluating the fair value of long-lived assets. The Company maybe required to change these estimates and assumptions based on changes in the crane rental industry or other circumstances. If these estimates change in the future, the Company maybe required to record an impairment charge. As discussed further below, during the second quarter of 2002, the Company recognized a $14.0 million charge related to the impairment of certain assets.

   Self-Insurance Reserves: The Company carries general liability, vehicle liability, property, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company's insurance programs for worker's compensation, general liability, vehicle liability, property and employee related health care benefits are principally self-insured. Claims in excess of per claim or aggregate self-insurance levels are fully insured. Losses are accrued based upon actuarily determined estimates of the aggregate liability for claims filed and claims incurred but not reported based on industry and Company experience.

Change in Accounting Treatment for Goodwill and Other Intangible Assets

   Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 for existing goodwill. SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment. For purposes of goodwill impairment testing, SFAS No. 142 requires the assignment of assets and liabilities, including goodwill, to reporting units. Once this has been completed, goodwill is tested for impairment utilizing a two-step methodology. The initial step required the Company to determine the fair value of each of its reporting units and to compare this to the carrying value, including goodwill, of each reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.

   As a result of the adoption of SFAS No. 142, the Company recorded a charge for transitional goodwill impairment of $23.4 million. The impairment charge related to the Company's equipment rental reporting unit. The fair value of the Company's equipment rental reporting unit was based upon valuation techniques using market based multiples of EBITDA. The Company's EBITDA for the six months ended June 30, 2002 was adversely impacted due to the continuing general economic decline in the markets in which the Company operates. Accordingly, the fair value of the equipment rental reporting unit was determined to be less than its carrying value. The charge was applied retroactively to the beginning of the Company's fiscal year. For additional information, refer to Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Impairment and Other Charges

   Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes or amends existing accounting literature related to the disposal of long-lived assets. SFAS No. 144 requires long-lived assets to be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from future cash-flows of the particular group assets or there is an expectation that it is more likely than not that a long-lived asset group will be sold or otherwise disposed of before the end of its previously estimated useful life.

   In accordance with SFAS No. 142 and SFAS No. 144, during the second quarter of 2002, the Company recognized a $14.0 million charge principally related to the impairment of certain assets.

   The components of the impairment charge were as follows (in thousands):

    Impairment of excavation rental equipment....................... $ 6,011
    Impairment of excavation division customer lists and trade names   7,788
    Impairment of goodwill (Note 6).................................     212
                                                                     -------
                                                                     $14,011
                                                                     =======

   As a result of the continued negative outlook for the general economy, and the deteriorating conditions in the construction industry, the Company determined that the actual and expected future cash flows from the excavation rental division have been adversely impacted indicating that the carrying amount of long-lived assets in that division may not be recoverable. In evaluating this, the Company determined that expected future cash flows are insufficient to cover the carrying value of that division's long-lived assets. As a result, an impairment charge related to excavation division assets totaling $13.8 million was recorded for the three- and six-month periods ended June 30, 2002. In connection with this evaluation, effective July 1, 2002, the Company revised the remaining useful lives of its net unamortized customer lists and trade names from 7 years and 17 years, respectively, to 3 years. The effect of the change in accounting estimate is to increase amortization expense by approximately $3.7 million for the remainder of 2002.

Results of Operations

  Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

   Equipment Rental Revenues: Revenues from equipment rentals decreased $12.2 million, or 12.3%, to $86.8 million for the quarter ended June 30, 2002, as compared to $99.0 million for the same period in the prior year. This decrease, consistent with management expectations, is primarily the result of the overall softness in the economy, as well as delays in large projects, especially in the petrochemical industry.

   Equipment Sales: Revenues from equipment sales decreased $4.7 million, or 59.6%, to $3.2 million for the quarter ended June 30, 2002, as compared to $7.9 million for the same period in the prior year. This decrease is primarily due to the continued decrease in sales volume for both new and used equipment sold as part of the Company's fleet management program, as well as softer overall demand and lower pricing.

   Total Revenues: Based on the foregoing, total revenues decreased $16.9 million, or 15.8%, to $90.0 million for the quarter ended June 30, 2002, as compared to $106.9 million for the quarter ended June 30, 2001.

   Gross Profit: Gross profit from equipment rentals decreased $8.3 million, or 26.4%, to $23.1 million for the quarter ended June 30, 2002, as compared to $31.4 million for the same period in the prior year. As a percent of rental revenues, gross profit from equipment rentals decreased to 26.6% for the quarter ended June 30, 2002, as compared to 31.7% for the quarter ended June 30, 2001. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced increased operating costs, including employee benefit costs and union benefits, repair and maintenance costs and other direct operating costs, as well as higher depreciation expense on rental equipment. At the same time, decreases in equipment utilization and soft industrial markets further resulted in the decreased gross margin. The decrease in gross profit margin was reduced in part by the effects of the implementation of the Company's restructuring program, aimed at reducing unbilled labor and direct operating costs.

   Gross profit from equipment sales decreased $0.2 million, or 62.2%, to $0.1 million for the quarter ended June 30, 2002, as compared to $0.3 million for the same period in the prior year. As a percent of equipment sales, gross profit margin decreased from 4.3% for the quarter ended June 30, 2001, to 4.0% for the quarter ended June 30, 2002. This decrease in gross profit reflects lower sales prices generated from equipment sales during the quarter. The decrease in price is due to the age and type of equipment being sold under the company's fleet management program as well as softer new equipment pricing.

   Based on the foregoing, gross profit decreased $8.5 million, or 26.8%, to $23.2 million for the quarter ended June 30, 2002, as compared to $31.7 million for the same period in the prior year.

   Selling, General and Administrative Expenses:   Selling, general and
administrative expenses decreased $0.5 million, or 2.6%, to $20.4 million for the quarter ended June 30, 2002, as compared to $20.9 million for the same period in the prior year. This decrease is primarily the result of the Company's overall cost productivity initiatives implemented by management in late 2001 and 2002. Staffing levels, travel & entertainment, marketing and other discretionary cost reductions have been implemented and have begun to substantially contribute to an overall net annual cost savings goal of approximately $10 million. The reductions in selling, general and administrative expenses associated with these cost productivity initiatives were partially offset by increases in health insurance costs, bad debt reserves, taxes, restructuring cost associated with the reduction in staff and $0.6 million of non-capitalized fees associated with the amendment of the Senior Credit facilities. As a percent of total revenues, selling, general and administrative expenses increased to 22.6% for the quarter ended June 30, 2002, as compared to 19.6% for the same period in the prior year, and 21.9% for all of 2001.

   Impairment and Other Charges: During the second quarter of 2002, the Company recognized a $14.0 million charge principally related to the impairment of certain assets. The charge primarily relates to the impairment of rental equipment and intangible assets held within the Company's excavation equipment rental division.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) decreased $8.5 million, or 29.6%, to $20.1 million for the quarter ended June 30, 2002, as compared to $28.5 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $7.9 million, or 28.3%, to $20.0 million for the quarter ended June 30, 2002, as compared to $27.9 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 23.0% for the quarter ended June 30, 2002, as compared to 28.2% for the same period in the prior year. This decrease is due to the factors discussed above.

   Interest Expense: Interest expense decreased $2.1 million, or 10.9%, to $16.9 million for the quarter ended June 30, 2002, as compared to $19.0 million for the same period in the prior year. This decrease reflects the effect of the decreasing interest rates on the Company's variable-rate debt. Also, the amount of borrowings outstanding at June 30, 2002 under the variable-rate facilities has decreased from the balance outstanding at June 30, 2001. In addition, during the quarter ended June 30, 2002, the Company incurred a charge of $2.3 million related to the write-off of a portion of previously capitalized debt issuance costs relating to the Revolving Credit Facility.

   Other (Income) Expense: Other income of $0.2 million for the three months ended June 30, 2002 consists of the equity earnings of the AVS joint venture of $0.2 million. For the three months ended June 30, 2001, other income of $1.0 million includes the equity earnings of the AVS joint venture of $0.2 million, and a gain on the disposal of non-rental equipment of $0.8 million.

   Net Loss: Net loss increased $21.4 million, to a net loss of $28.3 million for the quarter ended June 30, 2002, as compared to a net loss of $6.9 million for the same period in the prior year, as a result of the factors discussed above.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

   Equipment Rental Revenues: Revenues from equipment rentals decreased $26.6 million, or 13.1%, to $176.4 million for the six months ended June 30, 2002, as compared to $203.0 million for the same period in the prior year. This decrease, consistent with management expectations, is primarily the result of the overall softness in the economy, as well as a result of delays in large projects, especially in the petrochemical industry.

   Equipment Sales: Revenues from equipment sales decreased $11.0 million, or 62.5%, to $6.6 million for the six months ended June 30, 2002, as compared to $17.6 million for the same period in the prior year. This decrease is primarily due to the continued decrease in sales volume for both new and used equipment sold as part of the Company's fleet management program, as well as softer overall demand and lower pricing.

   Total Revenues: Based on the foregoing, total revenues decreased $37.6 million, or 17.0%, to $183.0 million for the six months ended June 30, 2002, as compared to $220.6 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals decreased $17.1 million, or 26.6%, to $47.2 million for the six months ended June 30, 2002, as compared to $64.4 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased from 31.7% for the six months ended June 30, 2001, compared to 26.8% for the six months ended June 30, 2002. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced increased operating costs, including employee benefit costs and union benefits, repair and maintenance costs and other direct operating costs, as well as higher depreciation expense on rental equipment. At the same time, decreases in equipment utilization and soft industrial markets further resulted in the decreased gross margin. The decreases in gross profit margin was reduced in part by the effects of the implementation of the Company's restructuring program, aimed at reducing unbilled labor and direct operating costs.

   Gross profit from equipment sales decreased $0.5 million, or 50.2%, to $0.5 million for the six months ended June 30, 2002, as compared to $1.0 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales increased to 7.5% for the six months ended June 30, 2002, as compared to 5.7% for the same period in the prior year. This increase is primarily due the fact that the margins generated on the equipment sold during the quarter ended June 30, 2001 were lower as a result of the age and type of equipment sold under the Company's fleet management program.

   Based on the foregoing, gross profit decreased $17.6 million, or 27.0%, to $47.7 million for the six months ended June 30, 2002, as compared to $65.4 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $2.0 million, or 4.0%, to $40.4 million for the six months ended June 30, 2002, as compared to $42.4 million for the same period in the prior year. This decrease is primarily the result from the Company's overall cost productivity initiatives implemented by management in late 2001 and 2002. Staffing levels, travel & entertainment, marketing and other discretionary cost reductions have been implemented and have begun to substantially contribute to an overall net annual cost savings goal of approximately $10 million. The reductions in selling, general and administrative expenses associated with these cost productivity initiatives were partially offset by increases in health insurance costs, bad debt reserves, taxes, restructuring cost associated with the reduction in staff and $0.6 million of non-capitalizable fees associated with the amendment of the Senior Credit facilities. As a percent of total revenues, selling, general and administrative expenses increased to 22.1% for the six months ended June 30, 2002, as compared to 19.2% for the same period in the prior year, and 21.9% for all of 2001.

   Impairment and Other Charges: During the second quarter of 2002, the Company recognized a $14.0 million charge principally related to the impairment of certain assets. The charge primarily relates to the impairment of rental equipment and intangible assets held within the Company's excavation equipment rental division.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA ( as defined to exclude net gains on sales of used equipment) decreased $16.4 million, or 28.6%, to $41.2 million for the six months ended June 30, 2002, as compared to $57.6 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $15.5 million, or 27.5% to $40.9 million for the six months ended June 30, 2002, as compared to $56.4 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 23.2% for the six months ended June 30, 2002, as compared to 27.8% for the same period in the prior year. This decline in EBITDA margin is due to the factors discussed above.

   Interest Expense: Interest expense decreased $7.9 million, or 20.4%, to $31.0 million for the six months ended June 30, 2002, as compared to $38.9 million for the same period in the prior year. This decrease reflects the effect of the decreasing interest rates on the Company's variable-rate debt. Also, the amount of borrowings outstanding at June 30, 2002 under the variable-rate facilities has decreased from the balance outstanding at June 30, 2001. In addition, during the six months ended June 30, 2002, the Company incurred a charge of $2.3 million related to the write-off of a portion of the previously capitalized debt issuance costs related to the Revolving Credit Facility.

   Other (Income) Expense: Other income of $0.4 million for the six months ended June 30, 2002 consists of the equity earnings of the AVS joint venture of $0.3 million, and miscellaneous other income totaling $0.1 million. For the six months ended June 30, 2001, other income of $1.1 million includes the equity earnings of the AVS joint venture of $0.5 million, and a gain on the disposal of non-rental equipment of $0.6 million.

   Net Loss: Net loss increased $46.5 million, to a net loss of $61.1 million for the six months ended June 30, 2002, as compared to a net loss of $14.6 million for the same period in the prior year as a result of the factors discussed above, as well as a cumulative effect of a change in accounting principle of $23.4 million as a result of the adoption of SFAS No. 142.

Liquidity and Capital Resources

  Current Developments

   In connection with the Company's recapitalization on July 22, 1998, the Company and Holdings incurred significant amounts of debt with future interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations under the Discount Debentures. The Company's liquidity needs relate to working capital and debt service.

   As noted in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, the Company is highly leveraged and faces significant future debt service requirements. Additionally, the Company did not expect to be in compliance with the financial covenants under the Senior Credit Facilities during fiscal year 2002. On June 17, 2002, the Company obtained an amendment and modification to the Senior Credit Facilities effective as of March 31, 2002 ("The Second Amended and Restated Senior Credit Facilities") to restructure several provisions of the agreement, including the financial covenants. Management has also implemented a financial restructuring program ("the Restructuring Program"), which included the amendment and modification to the Senior Credit Facilities, the receipt of $8.0 million from the issuance of a paid-in-kind Third Priority Term Loan to Bain/ACR LLC during the second quarter of 2002 and a plan to reduce both direct and indirect costs combined with a reduction in the level of capital expenditures.

   The more significant provisions of the amendment include a reduction in the maximum amount available under the revolving credit facility from $425 million to $300 million, and an increase in the applicable interest rate margins by 100 basis points. The amendment allowed for a modification of the existing financial covenants and a new covenant restricting the level of capital expenditures in 2002, and a more restrictive set of negative covenants, including tighter limitations on the incursion of indebtedness, contingent obligations and liens, making investments or restricted payments and the consummation of acquisitions and asset sales. Under the Second Amended and Restated Senior Credit Facilities, all existing and potential events of default, including violations of affirmative covenants, have been waived without prejudice to any rights or remedies that were available. In addition, for the periods from October 1, 2002 through January 30, 2003 and from October 1, 2003 through January 30, 2004, the Company will be required to maintain minimum levels of availability under the revolving credit facility. Additionally, the Second Amended and Restated Senior Credit Facilities require that the Company, within specified time frames, reduce the borrowings under the Revolving Credit Facility by remitting funds received from asset sales, insurance proceeds, the issuance of debt or equity securities and any cash and cash equivalents in excess of a specified limit. Such funds may be subsequently reborrowed pursuant to the existing provisions of the revolving credit facility. The Second Amended and Restated Senior Credit Facilities allow for certain remedies, including the acceleration of the maturities of outstanding amounts, upon the occurrence of a material adverse change, as defined therein. By its definition in the Second Amended and Restated Senior Credit Facilities, there exists some subjectivity in determining what constitutes a material adverse change. The Company considers the potential of such a change to be unlikely. However, if a material adverse change were to occur, the Company may be required to restructure or refinance the Second Amended and Restated Senior Credit Facilities.

  Sources and Uses of Cash

   Net cash provided by operating activities decreased by $3.1 million, or 20.9%, to $11.8 million for the six months ended June 30, 2002, as compared to $14.9 million for the same period in the prior year. This decrease is primarily the result of a decrease in accounts payable and accrued liabilities offset by a decrease in accounts receivable.

   During the six months ended June 30, 2002 and 2001, the Company's principal uses of cash for investing activities was for capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $5.8 million and $33.0 million, respectively. Included in these totals were expenditures for rental equipment totaling $5.0 million and $28.9 million, respectively. Proceeds from the sale of assets totaled $5.1 million and $11.2 million for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, the Company received $1.4 million as a return of capital from the AVS joint venture.

   Net cash used in financing activities during the six months ended June 30, 2002 was $64.1 million, compared to cash provided by operations of $2.5 million for the six months ended June 30, 2001. This increase in cash used in financing activities was due to net payments on the debt outstanding.

  Dependence on Working Capital and Credit Facilities

   The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. A decrease in the demand for the services provided by the Company, further softening of prices or increased operating costs which the Company is not fully able to pass on to its customers could negatively impact the amount of operating cash flow available to the Company. In 2002, the Company expects its debt service payments to be approximately $50 million. Under the Second Amended and Restated Senior Credit Facilities, the Company is subject to certain restrictions with respect to gross capital expenditures, including acquisitions, and net capital expenditures. Net capital expenditures are defined as gross capital expenditures less proceeds received from sale of equipment. The Senior Credit Facilities consist of a $300.0 million non-amortizing revolving Credit Facility of which a net amount of $259.0 million and $318.2 million was drawn at June 30, 2002 and December 31, 2001, respectively, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis through July 22, 2004. As of September 30, 2002, the Company had total liquidity of $37.1 million, comprised of availability under the Second Amended and Restated Senior Credit Facilities of $36.1 million, and cash totaling $1.0 million.

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

  Information Concerning the Company's Debt and Senior Credit Facilities

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; (v) limit the level of capital expenditures, including acquisitions, and (vi) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. The Company was in full compliance with the financial covenants contained in the Second Amended and Restated Senior Credit Facilities at June 30, 2002 and believes it will be in compliance throughout 2002. If the Company were not in compliance with these covenants and were unable to remedy the violation through an amendment, waiver or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Item 6.  Exhibits and Reports on Form 8-K

A.  INDEX TO EXHIBITS

   None

B.  REPORTS ON FORM 8-K

   None

                                  SIGNATURES

   The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on October 25, 2002.

                                              ANTHONY CRANE RENTAL HOLDINGS,
                                              L.P.

                                              By:      /s/  ALBERT C. BOVE
                                                  -----------------------------
                                                         Albert C. Bove
                                                     Chief Executive Officer

   This report has been signed by the following person in the capacity indicated on October 25, 2002.


                                              By:    /s/  BLAKE W. HARBAUGH
                                                  -----------------------------
                                                        Blake W. Harbaugh
                                                    Vice President of Finance

                                 CERTIFICATION

   I, Albert C. Bove, certify that:

   1. I have reviewed this quarterly report of Anthony Crane Rental Holdings, L.P.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 25, 2002

                                                     /s/  ALBERT C. BOVE
                                              -------------------------------
                                                       Albert C. Bove
                                                   Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                 *  *  *  *  *

                                 CERTIFICATION

   I, Blake W. Harbaugh, certify that:

   1. I have reviewed this quarterly report of Anthony Crane Rental Holdings, L.P.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 25, 2002

                                                   /s/  BLAKE W. HARBAUGH
                                              -------------------------------
                                                      Blake W. Harbaugh
                                                  Vice President of Finance

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                 *  *  *  *  *